Form 10-Q
period 2011-04-30
Alternative Energy & Environmental Solutions, Inc.
filed 2011-06-16
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

  (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-170118	27-2830681
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

159 North State Street
Newtown, PA 18940

 (Address of principal executive offices)
 _______________

215-968-1600
 (Registrant’s telephone number, including area code)
_______________

Not applicable.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 15, 2011, there were 6,012,513 shares, $.0001 par value, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended April 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Alternative Energy And Environmental Solutions, Inc. “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2011 (UNAUDITED) AND AS OF JULY 31, 2010.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2011 (UNAUDITED) AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED).

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	April 30, 2011	July 31, 2010
	(Unaudited)

Current Assets
Cash	$23,155	$495,536
Prepaid Exepenses	4,500	-
Total Assets	$27,655	$495,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued Expenses	$2,060	$15,000
Total Liabilities	2,060	15,000

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,012,513 shares
and 6,012,513 issued and outstanding, respectively	601	601
Additional paid-in capital	753,900	746,375
Less: Stock subscription receivable	-	(54,000)
Deficit accumulated during the development stage	(728,906)	(212,440)
Total Stockholders' Equity	25,595	480,536

Total Liabilities and Stockholders' Equity	$27,655	$495,536

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Nine	For the period from June 10, 2010
	Months Ended April 30, 2011	Months Ended April 30, 2011	(Inception) to April 30, 2011
Operating Expenses
Professional fees	$24,838	$49,783	$51,033
Consulting Expense	16,360	443,360	647,360
General and administrative	11,449	23,323	30,513
Total Operating Expenses	52,647	516,466	728,906

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(52,647)	(516,466)	(728,906)

Provision for Income Taxes	-	-	-

NET LOSS	$(52,647)	$(516,466)	$(728,906)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.09)

Weighted average number of shares outstanding	6,012,513	6,012,513

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from June 10, 2010 (Inception) to April 30, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			5,000,000	500	-	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	1,012,513	101	759,275	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	6,012,513	601	746,375	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	11,700	-	-	11,700

Net loss for the nine months ended April 30, 2011	-	-	-	-	-	(516,466)	-	(516,466)

Balance, April 30, 2011	-	$-	6,012,513	$601	$753,900	$(728,906)	$-	$25,595

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine	For the period from June 10, 2010
	Months Ended April 30, 2011	(Inception) to April 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(516,466)	$(728,906)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	11,700	13,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,500)	(4,500)
(Decrease) Increase in accounts payable and accrued expenses	(12,940)	2,060
Net Cash Used In Operating Activities	(522,206)	(717,546)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	49,825	740,701
Net Cash Provided by Financing Activities	49,825	740,701

Net Increase (Decrease) in Cash	(472,381)	23,155

Cash at Beginning of Period	495,536	-

Cash at End of Period	$23,155	$23,155

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Stock issued for subscription receivable	$-	$54,000

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Alternative Energy and Environmental Solutions, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on June 10, 2010 to market an innovative new biotechnology that utilizes nutrient stimulants – organic microbes – to extract coalbed methane more efficiently in high-production as well as from low-producing, depleted and abandoned coalmines in the U.S. Coalbed methane is a clean-burning natural gas used for heating in homes and is used to generate electricity.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2011 and July 31, 2010, the Company had no cash equivalents.

(D) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2011, the effect of 2,025,032 warrants is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2          STOCKHOLDERS’ EQUITY

(A) Common Stock and Warrants Issued for Cash

For the period ended July 31, 2010, the Company issued 1,012,513 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 1,012,513 shares of common stock and 2,025,032 warrants to purchase common stock for $759,376($0.75/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater (see Note 2(C). Of the total funds raised, $54,000 was recorded as a subscription receivable. The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 5,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 4).

(B) In-Kind Contribution

For the nine months ended April 30, 2011, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 4).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 4).

(C) Warrants

The following tables summarize all warrant grants for the period ended April 30, 2011, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2010	2,025,032	2.50
Granted	-
Exercised	-
Forfeited	-
Balance at April 30, 2011	2,025,032
Warrants exercisable at October 31, 2010	2,025,032	$2.50
Weighted average fair value of warrants granted during the period ending April 30, 2011		$2.50

Of the total warrants granted, 2,025,032 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $2.50 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater. This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  As of April 30, 2011, the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option.

NOTE 3          COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services. The Company is required to pay $4,500 a month. The agreement is to remain in effect unless either party desired to cancel the agreement. As of April 30, 2011, the Company paid $49,500 for services.

On July 5, 2010, the Company entered into a consulting agreement for services to further the business.  These services include, but are not limited to the following: well work over, well injection services, injection of microbial nutrients & down hole services. In addition, the Company will have access to their transportation system (Pipeline), treatment facilities, meter runs, and equipment.  This agreement will be in effect for a period of 12 months unless extended and will cover up to $600,000 of services. As of April 30, 2011, the Company has paid $600,000 for services.

NOTE 4          RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2011, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 2(B)).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 2(B)).

On June 18, 2010, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash provided (See Note 2 (A)).

NOTE 5          GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $717,546 from inception and has a net loss since inception of $728,906.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operations provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operations

Alternative Energy and Environmental Solutions, Inc. is a development-stage company that plans to market an innovative new biotechnology that utilizes organic microbes to stimulate extraction of coal bed methane gas, a natural gas fuel, from coalmines in the U.S. The Company has not yet begun operations and has not generated any revenue to date.

The Company plans to acquire and license microbial-enhanced coal bed methane extraction technology to the companies owning coal mines or seeking to harvest natural gas from coalmines in the Powder River Basin area of Montana and Wyoming.  We have not yet acquired a microbial biotechnology. We will attempt to negotiate a purchase agreement for microbial biotechnology from Wytex Ventures once additional funding is raised.

According to the Wyoming State Geological Survey, the Powder River Basin has the potential to produce 22 trillion cubic feet (“Tcf”) of natural gas in the next 20 years. Approximately 10,000 of the 22,000 coalbed methane (“CBM”) wells drilled prior to 2000 have been closed or are producing at very low levels according to records from the Wyoming Oil and Gas Conversation Commission. We believe the microbial biotechnology solution we intend to acquire can become a cost-effective method for revitalizing the yields from these low-producing mines as well as a valuable solution for helping to maintain yields in high-producing mines.

This innovative and environmentally sound microbial biotechnology involves a continual injection of naturally occurring microbes into the available organic carbon and nutrients in the wells of a coal seam. This technology has been developed and refined since 2006, when Company associates initiated biogenetic research with the University of Wyoming and Western Research Institute.

There are approximately 100 companies with mines in the Power River Basin that may be interested in cost-effective ways to develop additional reserves of this natural gas energy source. The Company plans to engage these companies in discussions geared toward developing licensing agreements, providing our biotech solution to aid these companies’ efforts to develop high yielding coal bed methane reserves.

The Company maintains its principal office at 159 North State Street, Newtown, PA 18940, and the Company’s telephone number is 215-968-1600.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this prospectus will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

If the proceeds of our private placement, which was completed on July 31, 2010, prove to be insufficient to generate additional profits, future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $728,906 since inception (June 10, 2010) through April 30, 2011. We incurred professional fees totaling $51,033, consulting fees totaling $647,360, and general and administrative expenses of $30,513 for the same period, inception through April 30, 2011. Cash on hand as of April 30, 2011 was $23,155.

Results of Operations

For the three month period ended April 30, 2011 we had $0 in revenue. Expenses for the three month period totaled $52,647 resulting in a net loss of $52,647.  Expenses for the three month period consisted of $24,838 in professional fees, $16,360 in consulting fees and $11,449 for general and administrative expenses.

For the nine month period ended April 30, 2011 we had $0 in revenue. Expenses for the nine month period totaled $516,466 resulting in a net loss of $516,466.  Expenses for the nine month period consisted of $49,783 in professional fees, $443,360 in consulting fees and $23,323 for general and administrative expenses.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, We evaluates our estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2011, the effect of 2,025,032 warrants is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes. The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition. The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on July 31, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-Q, we have no other financing plans.

On June 18, 2010 we issued 5,000,000 shares of common stock to Scott Williams, the President and Chief Executive Officer of the Company, pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Mr. Williams, the founder of the Company, contributed $500 for the 5,000,000 shares.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $717,546 from inception and has a net loss since inception of $728,906.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

During the assessment of the effectiveness of internal control over financial reporting as of April 30, 2011, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes that occurred to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Scott Williams	President, Chief Executive Officer, Director	June 15, 2011
Scott Williams	(principal executive officer)

Signature	Title	Date

/s/ David Callan	Chief Financial Officer, Secretary, Director	June 15, 2011
David Callan	(principal accounting officer)