Form 10-K
period 2011-07-31
Alternative Energy & Environmental Solutions, Inc.
filed 2011-11-10
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

    ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:. 333-170118

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	27-2830681
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

159 North State Street Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

215-968-1600
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of November 10, 2011 the registrant had 6,012,516 shares, par value $0.0001 per share, of its common stock issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Alternative Energy & Environmental Solutions, Inc.  “SEC” refers to the Securities and Exchange Commission.

Item 1. Business.

Alternative Energy & Environmental Solutions, Inc. was incorporated in 2010 in the State of Nevada.

Alternative Energy & Environmental Solutions, Inc. was incorporated in 2010 in the State of Nevada to acquire and market an innovative new biotechnology that utilizes nutrient stimulants — organic microbes — to extract coalbed methane more efficiently in high-production as well as from low-producing, depleted and abandoned coalmines in the US. Coal bed methane is a clean-burning natural gas used for heating in homes and is used to generate electricity. We began operations in June 2010, and are currently a development-stage company with no revenues.

As we reported in the Form 8-K we filed on July 7, 2011, we entered into an Agreement and Plan of Merger dated as of July 8, 2011 (the "Merger Agreement") with U.S. EcoFuels, Inc., a Florida corporation ("ECO"), National Invest & Trade, Ltd., a Nevada corporation ("NIT") and Allen N. Sharpe the sole owner of NIT pursuant to which ECO will merge into a subsidiary to be formed by the Company (the “Merger”).  Currently, NIT is ECO's sole shareholder, but we anticipate that ECO will issue shares to settle outstanding obligations before the merger closes. However, as of the date hereof, the Merger has not yet occurred. The target date in the Merger Agreement for closing the merger was September 30, 2011, which was not met because ECO has failed to deliver audited financial statements and meet other closing conditions on time.  Either party may have the right to terminate the Merger Agreement, however neither party has exercised that right and the parties are cooperating to enable ECO to satisfy its closing conditions.

ECO is a pre-revenue company in the business of producing biomass fuels.  ECO is focusing on two biomass fuels in particular - torrified wood (and other biomass) and a bamboo-like energy crop called "arundo donax" otherwise known as giant cane, giant reed or wild cane.

Torrified Wood.  ECO improved and tested technology it acquired to develop additional trade secrets and proprietary processes.  The current stage of development is that ECO has a demonstration and test machine which torrifies biomass.  Torrifaction involves modifying wood and other plant materials in a high heat, oxygen-starved environment.  When the resulting energy fuel is properly compacted, its energy content is substantially more concentrated than the pre-processed materials.  Compacted torrified wood and other biomass fuels weigh less, take up less space and generally are more resistant to absorbing water than pre-processed biomass.  Consequently, torrified wood fuel is easier and less expensive to transfer, store and burn for use in energy generation.  The end result is a fuel that is substantially more valuable to its users than the pre-processed materials.

Arundo Donax.  ECO has acquired and improved technologies and trade secrets which it believes will allow the more efficient and effective use of a heretofore neglected and unused energy crop (arundo donax) otherwise known as giant cane or reed or wild cane.  ECO’s processes deal with growing, field planting, harvesting, torrifying, and supplying this energy crop to fuel users on an ongoing basis.

ECO plans to conduct business in 5 specific ways:

•	Selling its torrefaction systems and operations/services licenses for those systems,
•	Installing it's own systems in joint venture arrangements,
•	Building and operating its own torrefaction facilities,
•	Aggregating and brokering/selling the torrified product from its own facilities, from its joint ventures, from the machines sold to others, and from competitors, and
•	Providing a turn key system for the planting, growing, harvesting, processing and sale of its energy crop (arundo donax).

Employees

We currently have 3 employees, consisting of our current officers and directors.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 159 North State Street, Newtown, PA 18940, and our telephone number is (215) 968-1600.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Removed And Reserved.

PART II

Item 5. Market For Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the OTC Bulletin Board (“OTCBB”) system under the symbol “ALNE” since April 27, 2011.  There is a limited trading market for our common stock.   The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The high and low prices listed have been rounded up to the next highest two decimal places.

	High	Low
April 27, 2011 to July 31, 2011	$2.35	0.80
July 31, 2011 to October 24, 2011	$2.45	2.25

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors,  many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Capital Stock

As of November 10, 2011, the Company had 34 holders of its common stock.

Rule 144 Shares

As of the date of this 10-K, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

The Company does not currently have a stock option plan in place.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

Alternative Energy and Environmental Solutions, Inc. is a development-stage company.

As we reported in the Form 8-K we filed on July 7, 2011, we entered into an Agreement and Plan of Merger dated as of July 8, 2011 (the "Merger Agreement") with U.S. EcoFuels, Inc., a Florida corporation ("ECO"), National Invest & Trade, Ltd., a Nevada corporation ("NIT") and Allen N. Sharpe the sole owner of NIT pursuant to which ECO will merge into a subsidiary to be formed by the Company.  Currently, NIT is ECO's sole shareholder, but we anticipate that ECO will issue shares to settle outstanding obligations before the merger closes.

ECO is a pre-revenue company in the business of producing biomass fuels.  ECO is focusing on two biomass fuels in particular - torrified wood (and other biomass) and a bamboo-like energy crop called "arundo donax" otherwise known as giant cane, giant reed or wild cane.

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

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $789,734 since inception (June 10, 2010) through July 31, 2011. We incurred professional fees totaling $89,741, consulting fees totaling $660,860, and general and administrative expenses of $39,133 for the same period, inception through July 31, 2011. Cash on hand as of July 31, 2011 was $5,956.

Results of Operations

For the fiscal year ending July 31, 2011 we had $0 in revenue. Expenses for the fiscal year ending July 31, 2011 totaled $577,294 resulting in a net loss of $577,294.  Expenses for the fiscal year ending July 31, 2011 consisted of $88,491 in professional fees, $456,860 in consulting fees and $31,943 for general and administrative expenses.

For the period June 10, 2010 (inception) to July 31, 2010, the Company incurred total operating expenses equal to $212,440. These expenses related to professional fees totaling $201,250 and general and administrative expenses totaling $11,190.

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on July 31, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. If we need additional cash and are unable to raise it, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-K, we have no other financing plans.

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

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $734,745 from inception and has a net loss since inception of $789,734.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF JULY 31, 2011 AND AS OF JULY 31, 2010.

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2011, THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2010, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2011.

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2011.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JULY 31, 2011, THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2010 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2011.

PAGES	F-7 - F-13	NOTES TO FINANCIAL STATEMENTS .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alternative Energy & Environmental Solutions, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of Alternative Energy & Environmental Solutions, Inc. (a development stage company) (the “Company”) as of July 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the year ended July 31, 2011, the period from June 10, 2010 (Inception) to July 31, 2010 and for the period from June 10, 2010 (Inception) to July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alternative Energy & Environmental Solutions, Inc. (a development stage company) as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended July 31, 2011, the period from June 10, 2010 (Inception) to July 31, 2010 and for the period from June 10, 2010 (Inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company is in the development stage with limited operations, a net loss of $577,294, a working capital deficiency of $31,333 and used $734,745 of cash in operations from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 10, 2011

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2011	July 31, 2010

Current Assets
Cash	$5,956	$495,536
Total Assets	$5,956	$495,536

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable & Accrued Expenses	$37,289	$15,000
Total Liabilities	37,289	15,000

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,012,516 shares
and 6,012,516 issued and outstanding, respectively	601	601
Additional paid-in capital	757,800	746,375
Less: Stock subscription receivable	-	(54,000)
Deficit accumulated during the development stage	(789,734)	(212,440)
Total Stockholders' Equity/(Deficiency)	(31,333)	480,536

Total Liabilities and Stockholders' Equity/(Deficiency)	$5,956	$495,536

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the period from June 10, 2010(Inception) to	For the period from June 10, 2010(Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011
Operating Expenses
Professional fees	$88,491	$201,250	$89,741
Consulting Expense	456,860	-	660,860
General and administrative	31,943	11,190	39,133
Total Operating Expenses	577,294	212,440	789,734

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(577,294)	(212,440)	(789,734)

Provision for Income Taxes	-	-	-

NET LOSS	$(577,294)	$(212,440)	$(789,734)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.05)

Weighted average number of shares outstanding	6,012,516	4,648,187
during the period - Basic and Diluted

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to July 31, 2011

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total Stockholders'
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			5,000,000	500	-	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	1,012,516	101	759,275	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	6,012,516	601	746,375	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	$-	6,012,516	$601	$757,800	$(789,734)	$-	$(31,333)

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the year ended	For the period from June 10, 2010(Inception) to	For the period from June 10, 2010(Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(577,294)	$(212,440)	$(789,734)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,600	2,100	17,700
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	22,289	15,000	37,289
Net Cash Used In Operating Activities	(539,405)	(195,340)	(734,745)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	49,825	690,876	740,701
Net Cash Provided by Financing Activities	49,825	690,876	740,701

Net Increase (Decrease) in Cash	(489,580)	495,536	5,956

Cash at Beginning of Period	495,536	-	-

Cash at End of Period	$5,956	$495,536	$5,956

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011

NOTE 1          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2011 and July 31, 2010, the Company had no cash equivalents.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	7/31/2011	7/31/2010

Deferred tax liability	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	297,628	81,094
Valuation Allowance	(297,628)	(81,094)
Net deferred tax asset	-	-
Net deferred tax liability		-
	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

As of July 31, 2011, the Company has a net operating loss carryforward of approximately $772,035 available to offset future taxable income through July 31, 2031.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net change in the valuation allowance for the years ended July 31, 2011 and 2010 was an increase of $216,534 and $81,094, respectively.

The components of income tax expense related to continuing operations are as follows:

	7/31/11	7/31/10
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	7/31/2011	7/31/2010
Statutory rate applied to earnings before income taxes:	$(222,548)	$(81,904)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	216,534	81,094
Non-deductible expenses	6,014	810
Income Tax Expense	$-	$-

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

H) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. The Company had approximately $0 and $245,536 in excess of FDIC insurance limits at July 31, 2011 and 2010, respectively.

(I) Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 2          STOCKHOLDERS’ EQUITY

(A) Common Stock and Warrants Issued for Cash

For the period ended July 31, 2010, the Company issued 1,012,516 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 1,012,516 shares of common stock and 2,025,032 warrants to purchase common stock for $759,376($0.75/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater (see Note 2(C). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 5,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 4).

(B) In-Kind Contribution

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 4).

(C) Warrants

The following tables summarize all warrant grants for the periods ended July 31, 2011 and 2010, and the related changes during these periods are presented below.

Number of Warrants
Warrants
Balance at June 10, 2010	-
Granted	2,025,032
Exercised	-
Forfeited	-
Balance at July 31, 2010	2,025,032
Granted	-
Exercised	-
Forfeited	-
Balance at July 31, 2011	2,025,032
Warrants exercisable at July 31, 2011	2,025,032

Of the total warrants granted, 2,025,032 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $2.50 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  As of July 31, 2011, the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option.

These warrants are immediately exercisable at $2.50 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  As of July 31, 2011, the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option.

NOTE 3          COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.

NOTE 4          RELATED PARTY TRANSACTIONS

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 2(B)).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 2(B)).

On June 18, 2010, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash provided (See Note 2 (A)).

NOTE 5          GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a net loss of $577,294, a working capital deficiency of $31,333 and used $734,745 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6          SUBSEQUENT EVENTS

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter.

On July 7, 2011, the Company entered into an Agreement and Plan of Merger with U.S. Ecofuels, Inc., National Invest and Trade, Ltd., and Allen Sharpe pursuant to which U.S. Ecofuels, Inc. (“ECO”) will exchange 100% of its outstanding shares for 17,400,000 common shares of the Company.  The target date in the Merger Agreement for closing the merger was September 30, 2011, which was not met because ECO has failed to deliver audited financial statements and meet other closing conditions on time.  Either party may have the right to terminate the Merger Agreement, however neither party has exercised that right and the parties are cooperating to enable ECO to satisfy its closing conditions.

Item 9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in internal controls over financial reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of July 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance.

The following table sets forth the name and age of officers and directors as of November 1, 2011. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Scott Williams	59	President, Chief Executive Officer and Director

David Callan	45	Chief Financial Officer, Secretary and Director

John Tilger	45	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Scott Williams, President, Chief Executive Officer and Director.

Scott Williams is the President, Chief Executive Officer and a Director of the Company. Mr. Williams is a seasoned sales and finance executive who has worked for the past 30 years to maximize return on investment for Wall Street firms, individual client investors and his own businesses. After a brief time as a salesman with Sterling Drug Company, he joined A.G. Edwards and Sons in 1978, the beginning of a long career in the investment business. Mr. Williams joined Drexel, Burnham Lambert in 1984 and was the assistant branch and sales manager of their Jenkintown, PA office.  When the branch was purchased by Prudential Securities, Mr. Williams continued in that capacity. In December of 1992, Mr. Williams and Mr. Callan, our Secretary and Treasurer, along with other former Prudential employees, joined Pennsylvania Merchant Group (“PMG”) in Radnor, PA. PMG was an investment-banking boutique firm specializing in private equity transactions. Mr. Williams rose to become partner and Managing Director of the firm.  In late 2000, the firm was sold to a South African brokerage company called Investec, and all the PMG partners sold their stakes.  Investec left the business in 2002. Mr. Williams worked for a couple of Broker Dealers subsequently and in April 2005, along with Mr. Callan, formed Hawk Opportunity Fund, a specialty private investment fund.  Currently the fund has just under $20,000,000 under management and controls approximately $30,000,000 in assets. Mr. Scott lives in Washington Crossing, PA and is married with 3 grown sons. Mr. Williams graduated from the University of Oklahoma in 1975 with a B.A. in Political Science.

David Callan, Chief Financial Officer, Secretary and Director.

David Callan is the Chief Financial Officer, Secretary and a Director of the Company. Mr. Callan is also a seasoned sales and finance executive with more than 20 years experience managing wealth for high net-worth individuals. Mr. Callan formed Polar Capital in 1995 with the primary objective of opportunistic investing in real estate and public and private securities. He merged Polar into Hawk Management in 2005 and continues to partner with Mr. Williams, our President and Director, in managing the firms’ funds and portfolio. In addition, Mr. Callan currently manages and/or owns more than $55 million in real estate projects.

John Tilger, Director.

As the founder and principal of Wharton Advisors since December 1998, Mr. Tilger has helped to develop a now nationally recognized practice specializing in both estate and financial planning strategies for high net worth individuals, and in designing effective solutions for the fiduciary liability attached to “at risk” individuals involved in both qualified and non-qualified retirement plans. Wharton Advisors’ client base ranges from Fortune 500 companies to local businesses and high net worth families in the Delaware Valley. Mr. Tilger presently maintains Series 6-Limited Securities Representative license, Series 7-General Securities Representative license, Series 24-General Securities Principal license, Series 63-Uniform Securities State Law license and Series 65-Uniform Investment Advisor Law license. Mr. Tilger received his bachelor’s degree from LaSalle University,

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among any of our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established, and the Company is required to disclose in this Report any failure to file by these dates. Based solely upon a review of such reports, we believe that these filing requirements were satisfied on a timely basis.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors. We have no independent directors.

Item 11. Executive Compensation.

We have not paid any form of compensation to our executives. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to the named officer, including base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

The Company has no employment agreement with Scott Williams. Scott Williams received no compensation for the period of inception (June 10, 2010) through July 31, 2011.

The Company has no employment agreement with David Callan. David Callan received no compensation for the period of inception (June 10, 2010) through July 31, 2011.

The Company has no employment agreement with John Tilger. John Tilger received no compensation for the period of inception (June 10, 2010) through July 31, 2011.

There are no other stock option plans, retirement, pension or profit sharing plans for the benefits of our officers and directors other than as described herein.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended July 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Scott Williams, President, Chief Executive Officer and Director	2010	$0	0	0	0	0	0	$0	$0
	2011	$0	0	0	0	0	0	$0	$0

David Callan, Secretary and Treasurer	2010	$0	0	0	0	0	0	$0	$0
	2011	$0	0	0	0	0	0	$0	$0

John Tilger, Director	2010	$0	0	0	0	0	0	$0	$0
	2011	$0	0	0	0	0	0	$0	$0

Option Grants Table.

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the above Summary Compensation Table for the period from June 10, 2010 (inception) through July 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value.

There were no stock options exercised during period from inception through July 31, 2011 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards.

There were no awards made to named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have any employment agreements in place with any executive officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 10, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Scott Williams, President, CEO, Director 4 Timber Knoll Drive Washington Crossing, PA 18977	5,000,000	83.16%

All Executive Officers and Directors as a group (1 person)	5,000,000	83.16%

(1) Based on 6,012,516 shares of common stock outstanding as of November 10, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600.

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100.

On June 18, 2010, we issued 5,000,000 shares of common stock to our founders having a fair value of $500 ($0.0001/share) in exchange for cash provided.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

As of July 31, 2011, we have no independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended July 31, 2011 and the period from inception through July 31, 2010, we were billed approximately $6,900 and $4,750, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred approximately $6,200and $0 respectively for professional services related to the filing of our Registration Statement on Form S-1 for the fiscal year ended July 31, 2011 and the period from inception through July 31, 2010.

Tax Fees

For the Company’s fiscal year ended July 31, 2011 and the period from inception through July 31, 2010, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2011 and for the period from inception through July 31, 2010.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of July 31,2011 and July 31, 2010, the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the year ended July 31, 2011, the period from June 10, 2010 (inception) to July 31, 2010 and the period from June 10, 2010 (inception) to July 31, 2011 then ended, the footnotes thereto, and the report of Webb & Company, P.A., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description
3.1	Articles of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1filed on October 25, 2010]
3.2	By-Laws [incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1filed on October 25, 2010]
10.1	Subscription Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1filed on October 25, 2010]
10.2	Form of Warrant [incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1filed on October 25, 2010]
10.3
Consulting Agreement between Alternative Energy and Environmental Solutions, Inc and Wytex Ventures, LLC for consulting services related to due diligence of various technologies in relation to tapping previously abandoned wells for further gas exploration, dated as of July 5, 2010 [incorporated by reference to Exhibit 10.3 to the Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on February 4, 2011]

10.4
Consulting Agreement between Alternative Energy and Environmental Solutions, Inc and Tryon Capital Ventures, LLC for consulting services, dated as of July 4, 2010. [incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on March 21, 2011]

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1430 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1430 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Dated: November 10, 2011	By:	/s/ Scott Williams
Scott Williams
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 10, 2011	By:	/s/ David Callan
David Callan
Chief Financial Officer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Scott Williams	President, Chief Executive Officer and	November 10, 2011
Scott Williams	Director

/s David Callan	Chief Financial Officer, Secretary and Director	November 10, 2011
David Callan

/s/ John Tilger	Director	November 10, 2011
John Tilger