Form 10-Q
period 2011-10-31
Alternative Energy & Environmental Solutions, Inc.
filed 2011-12-20
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

  (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 20, 2011, there were 6,012,516 shares, $.0001 par value, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended October 31, 2011

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF OCTOBER 31, 2011(UNAUDITED) AND AS OF JULY 31, 2011.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2011 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2011(UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	October 31, 2011	July 31, 2011
	(Unaudited)

Current Assets
Cash	$674	$5,956
Total Assets	$674	$5,956

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$68,571	$37,289
Accrued Interest Payable	113	-
Note Payable	10,000	-
Total Liabilities	78,684	37,289

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,012,516 shares
and 6,012,516 issued and outstanding, respectively	601	601
Additional paid-in capital	761,700	757,800
Less: Stock subscription receivable	-	-
Deficit accumulated during the development stage	(840,311)	(789,734)
Total Stockholders' Deficiency	(78,010)	(31,333)

Total Liabilities and Stockholders' Deficiency	$674	$5,956

See accompanying notes to unaudited condensed financial statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from June 10, 2010 (Inception) to
	October 31, 2011	October 31, 2010	October 31, 2011
Operating Expenses
Professional fees	$27,943	$21,174	$117,684
Consulting Expense	13,500	413,500	674,360
General and administrative	8,161	5,170	47,294
Total Operating Expenses	49,604	439,844	839,338

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(49,604)	(439,844)	(839,338)

Other Income / (Expense)
Interest Expense	(973)	-	(973)

Total Other Income / (Expense) - net	(50,577)	(439,844)	(840,311)

Provision for Income Taxes	-	-	-

NET LOSS	$(50,577)	$(439,844)	$(840,311)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.07)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,012,516	6,012,516

See accompanying notes to unaudited condensed financial statements.

Alternative Energy & Environmental Solutions, Inc.
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to October 31, 2011
(Unaudited)

	Preferred Stock		Common stock		Additional	accumulated during the		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			5,000,000	500	-	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	1,012,516	101	759,275	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	6,012,516	601	746,375	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	6,012,516	601	757,800	(789,734)	-	(31,333)

In kind contribution of services	-	-	-	-	3,900	-	-	3,900

Net loss for the three months ended October 31, 2011	-	-	-	-	-	(50,577)	-	(50,577)

Balance, October 31, 2011	-	$-	6,012,516	$601	$761,700	$(840,311)	$-	$(78,010)

See accompanying notes to unaudited condensed financial statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from June 10, 2010 (Inception) to
	October 31, 2011	October 31, 2010	October 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(50,577)	$(439,844)	$(840,311)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	3,900	21,600
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	31,395	(2,750)	68,684
Net Cash Used In Operating Activities	(15,282)	(438,694)	(750,027)

Cash Flows From Financing Activities:
Proceeds from a loan	10,000	-	10,000
Proceeds from issuance of common stock, net of offering costs	-	49,825	740,701
Net Cash Provided by Financing Activities	10,000	49,825	750,701

Net Increase (Decrease) in Cash	(5,282)	(388,869)	674

Cash at Beginning of Period	5,956	495,536	-

Cash at End of Period	$674	$106,667	$674

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2011 (UNAUDITED)

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

Significant estimates include valuation of equity based transactions and the valuation allowance on deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2011 and July 31, 2011, the Company had no cash equivalents.

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

Since the Company reflected a net loss in the three months ending October 31,2011and 2010 the effect of 2,025,032 and 2,025,032  warrants is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2011 (UNAUDITED)

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

(H) Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

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

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04, The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed, This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

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

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No, 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment, The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company's reported results of operations or financial position.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2011 (UNAUDITED)

NOTE 2           NOTE PAYABLE

On August 23, 2011, the Company issued a promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter.We are currently in default of this note and expect to make the necessary payments whenever the Company is able to make such payments.

NOTE 3           STOCKHOLDERS’EQUITY

(A) Common Stock and Warrants Issued for Cash

For the period ended July 31, 2010, the Company issued 1,012,516 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 1,012,516 shares of common stock and 2,025,032 5 year warrants to purchase common stock for $759,376($0.75/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater (see Note 3(C). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 5,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 5).

(B) In-Kind Contribution

For the three months ended October 31, 2011, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the period ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 5).

(C) Warrants

The following tables summarize all warrant grants for the period ended October 31, 2011, and the related changes during these periods are presented below.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2011 (UNAUDITED)

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2011	2,025,032	$2.50
Granted	-
Exercised	-
Forfeited	-
Balance at October 31, 2011	2,025,032	$2.50
Warrants exercisable at October 31, 2011	2,025,032	$2.50
Weighted average fair value of warrants granted during the period ending October 31, 2011		$-

These five year warrants are immediately exercisable at $2.50 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  As of October 31, 2011, the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option.

NOTE 4           COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 5           RELATED PARTY TRANSACTIONS

For the three months ended October1 31, 2011, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the period ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 3(B)).

On June 18, 2010, the Company issued 5,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash provided (See Note 3 (A)).

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 31, 2011 (UNAUDITED)

NOTE 6           GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $750,027 from inception and has a net loss since inception of $840,311.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ECO is a pre-revenue company in the business of developing processes to produce biomass fuels.  ECO is focusing on two biomass fuels in particular - torrified wood (and other biomass) and a bamboo-like energy crop called "arundo donax" otherwise known as giant cane, giant reed or wild cane.

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

We raised cash to grow our business through a private placement that was completed on July 31, 2010. We have determined that we will need to raise additional funding in order to build our business. As such, we expect to seek alternative sources of funding, like a second private placement of securities or loans from our officers or others, in the near future.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $840,311 since inception (June 10, 2010) through October 31, 2011. We incurred professional fees totaling $117,684, consulting fees totaling $674,360, and general and administrative expenses of $47,294 for the same period, inception through October 31, 2011. Cash on hand as of October 31, 2011 was $674.

Results of Operations

For the three month period ended October 31, 2011 we had $0 in revenue. Expenses for the three month period totaled $49,604 resulting in a net loss of $50,577.  Expenses for the three month period consisted of $27,943 in professional fees, $13,500 in consulting fees and $8,161 for general and administrative expenses.

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

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on July 31, 2010. We have determined that we will need to raise additional funding  in order to build our business. As such, we expect to seek alternative sources of funding, like a second private placement of securities or loans from our officers or others, in the near future.

In addition, on August 23, 2011, the Company issued a promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. We are currently in default of this note and expect to make the necessary payments whenever the Company is able to make such payments.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $750,027 from inception and has a net loss since inception of $840,311.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

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

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04, The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed, This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

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

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No, 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment, The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company's reported results of operations or financial position.

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

During the assessment of the effectiveness of internal control over financial reporting as of October 31, 2011, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File (Form 10-Q for the quarterly period ended October 30, 2011 furnished in XBRL)
 * Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Scott Williams	President, Chief Executive Officer, Director	December 20, 2011
Scott Williams	(principal executive officer)

Signature	Title	Date

/s/ David Callan	Chief Financial Officer, Secretary, Director	December 20, 2011
David Callan	(principal accounting officer)