Form 10-Q
period 2012-01-31
Alternative Energy & Environmental Solutions, Inc.
filed 2012-03-21
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

  (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 21, 2012, there were 6,025,850 shares, $.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended January 31, 2012

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2012(UNAUDITED) AND AS OF JULY 31, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	January 31, 2012	July 31, 2011
	(Unaudited)

Current Assets
Cash	$682	$5,956
Total Assets	$682	$5,956

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$92,627	$37,289
Note Payable	20,000	-
Total Liabilities	112,627	37,289

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,012,516 shares and 6,012,516 issued and outstanding, respectively	601	601

Additional paid-in capital	765,600	757,800
Deficit accumulated during the development stage	(878,146)	(789,734)
Total Stockholders' Deficiency	(111,945)	(31,333)

Total Liabilities and Stockholders' Deficiency	$682	$5,956

 See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from June 10, 2010
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	(Inception) to January 31, 2012
Operating Expenses
Professional fees	$15,473	$3,771	$43,416	$24,945	$133,157
Consulting Expense	13,500	13,500	27,000	427,000	687,860
General and administrative	6,407	6,704	14,568	11,874	53,701
Total Operating Expenses	35,380	23,975	84,984	463,819	874,718

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,380)	(23,975)	(84,984)	(463,819)	(874,718)

Other Income / (Expense)
Interest Expense	(2,455)	-	(3,428)	-	(3,428)

Total Other Income / (Expense) - net	(37,835)	(23,975)	(88,412)	(463,819)	(878,146)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(37,835)	$(23,975)	$(88,412)	$(463,819)	$(878,146)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.08)

Weighted average number of shares outstanding	6,012,516	6,012,516	6,012,516	6,012,516
during the period - Basic and Diluted

 See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to January 31, 2012
(Unaudited)

						Deficit accumulated during the development stage
	Preferred Stock		Common stock		Additional paid-in capital			Total Stockholders' Equity/(Deficiency)
							Subscription Receivable
	Shares	Amount	Shares	Amount

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			5,000,000	500	-	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	1,012,516	101	759,275	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	6,012,516	601	746,375	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	6,012,516	601	757,800	(789,734)	-	(31,333)

In kind contribution of services	-	-	-	-	7,800	-	-	7,800

Net loss for the six months ended January 31, 2012	-	-	-	-	-	(88,412)	-	(88,412)

Balance, January 31, 2012	-	$-	6,012,516	$601	$765,600	$(878,146)	$-	$(111,945)

 See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from June 10, 2010
	January 31, 2012	January 31, 2011	(Inception) to January 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(88,412)	$(463,819)	$(878,146)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,800	7,800	25,500
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	55,338	(14,329)	92,627
Net Cash Used In Operating Activities	(25,274)	(470,348)	(760,019)

Cash Flows From Financing Activities:
Proceeds from a loan	20,000	-	20,000
Proceeds from issuance of common stock, net of offering costs	-	49,825	740,701
Net Cash Provided by Financing Activities	20,000	49,825	760,701

Net Increase (Decrease) in Cash	(5,274)	(420,523)	682

Cash at Beginning of Period	5,956	495,536	-

Cash at End of Period	$682	$75,013	$682

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

 See accompanying notes to unaudited condensed financial statements

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions and the valuation on deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2012 and July 31, 2011, the Company had no cash equivalents.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

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

Since the Company reflected a net loss in the six months ending January 31, 2012 and 2011, the effect of 2,025,032 and 2,025,032 warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

(H) Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

NOTE 2	NOTE PAYABLE

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expect to make the necessary payments whenever the Company is able to make such payments.

On December 28, 2011, the Company issued an unsecured promissory note in the amount of $10,000 due December 28, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock and Warrants Issued for Cash

For the period ended July 31, 2010, the Company issued 1,012,516 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 1,012,516 shares of common stock and 2,025,032 warrants to purchase common stock for $759,376($0.75/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater (see Note 3(C). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs was recorded.

The Company issued 5,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 5).

(B) In-Kind Contribution

For the six months ended January 31, 2012, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 5).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 5).

(C) Warrants

The following tables summarize all warrant grants for the period ended January 31, 2012, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2011	2,025,032	2.50
Granted	-
Exercised	-
Forfeited	-
Balance at January 31, 2012	2,025,032	$2.50
Warrants exercisable at January 31, 2012	2,025,032	$2.50
Weighted average fair value of warrants granted during the period ending January 31, 2012		$-

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

These warrants are immediately exercisable at $2.50 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 3(A)).  As of January 31, 2012, the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option.

NOTE 4	COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2012, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 3(B)).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 3(B)).

On June 18, 2010, the Company issued 5,000,000 shares of common stock to its founders in exchange for cash of $500 ($0.0001/share) (See Note 3 (A)).

NOTE 6	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $760,019 from inception and has a net loss since inception of $878,146.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On February 17, 2012, the Company issued 13,334 shares of common stock for cash proceeds of $10,000 ($0.75/share).

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

On March 1, 2012, the Company terminated the Merger Agreement with ECO, NIT and Allen. N. Sharpe, due to the  breach by ECO and related parties in connection with their failure to fulfill the conditions to closing by the date specified in the Merger Agreement after numerous extensions by the Company.

We are currently evaluating our options, which may include entering into a business similar to the business conducted by ECO.  To date, however, no decisions have been made about our future business.

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

We raised cash to grow our business through a private placement that was completed on July 31, 2010. We have determined that we will need to raise additional funding in order to build our business. In that regard, on December 28, 2011, we issued a promissory note in the amount of $10,000 due December 28, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. In addition, on February 17, 2012, we sold 13,334 shares of common stock, at a price of $0.75 per share, for aggregate cash proceeds of $10,000.  There is no guarantee that the funds raised will meet our current needs. As such, we expect to raise additional funds in the near future through either equity or debt.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $878,146 since inception (June 10, 2010) through January 31, 2012. We incurred professional fees totaling $133,157, consulting fees totaling $687,860, and general and administrative expenses of $53,701 for the same period, inception through January 31, 2012. Cash on hand as of January 31, 2012 was $682.

Results of Operations

For the three month period ended January 31, 2012 we had $0 in revenue. Operating Expenses for the three month period totaled $35,380 resulting in a net loss of $37,835.  Expenses for the three month period consisted of $15,473 in professional fees, $13,500 in consulting fees and $6,407 for general and administrative expenses.

For the six month period ended January 31, 2012 we had $0 in revenue. Operating expenses for the six month period totaled $84,984 resulting in a net loss of $88,412.  Expenses for the six month period consisted of $43,416 in professional fees, $27,000 in consulting fees and $14,568 for general and administrative expenses.

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

Since the Company reflected a net loss in the three and six month periods ended January 31, 2012, the effect of 2,025,032 warrants is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

Capital Resources and Liquidity

We raised cash to grow our business through a private placement that was completed on July 31, 2010. We have determined that we will need to raise additional funding in order to build our business and to continue operations for the next 12 months.

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

On December 28, 2011, we issued a promissory note in the amount of $10,000 due December 28, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. In addition, on February 17, 2012, we sold 13,334 shares of common stock, at a price of $0.75 per share, for aggregate cash proceeds of $10,000. There is no guarantee that the funds raised will meet our current needs. As such, we expect to raise additional funds in the near future through either equity or debt.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with no operations, used cash in operations of $760,019 from inception and has a net loss since inception of $878,146.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the assessment of the effectiveness of internal control over financial reporting as of January 31, 2012, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2012, we sold 13,334 shares of common stock, at a price of $0.75 per share, for aggregate cash proceeds of $10,000. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (*)	XBRL Instance Document

101.SCH (*)	XBRL Taxonomy Schema

101.CAL (*)	XBRL Taxonomy Calculation Linkbase

101.DEF (*)	XBRL Taxonomy Definition Linkbase

101.LAB (*)	XBRL Taxonomy Label Linkbase

101.PRE (*)	XBRL Taxonomy Presentation Linkbase

* Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Scott Williams	President and Chief Executive Officer	March 21, 2012
Scott Williams	(Duly Authorized Officer and Principal Executive Officer)

Signature	Title	Date

/s/ David Callan	Chief Financial Officer andSecretary	March 21, 2012
David Callan	(Duly Authorized Principal Financial Officer)