Form 10-K/A
period 2011-07-31
Alternative Energy & Environmental Solutions, Inc.
filed 2012-05-02
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) of Alternative Energy & Environmental Solutions, Inc.  (the “Company,” “we” or “us”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 that was originally filed with the Securities and Exchange Commission (the “Commission”) on November 10, 2011 (the “Original 10-K”). This Amendment is being filed solely to amend Item 12 of the Original 10-K entitled Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to reflect the correct amount of common stock held by our President, Chief Executive Officer and Director, Scott Williams, as well as to include the shares held by David Callan, our Chief Financial Officer and Secretary, and John Tilger, our director.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.  We are also making conforming changes to the cover page and the Exhibit Index to this Amendment.

Except as described above, no other changes have been made to the Original 10-K, and all other Items of the Original 10-K have been omitted from this Amendment.  The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original 10-K, including any amendments to those filings.

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

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Scott Williams, President, CEO, Director 4 Timber Knoll Drive Washington Crossing, PA 18977	2,450,000	40.7%

David Callan 1228 Pine Street Philadelphia, PA 19107	2,450,000	40.7%

John Tilger 800 Pebble Hill Road Doylestown, PA 18901	100,000	1.6%

All Executive Officers and Directors as a group (3 people)	5,000,000	83.2%

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Dated: May 2, 2012	By:	/s/ Scott Williams
Scott Williams
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: May 2, 2012	By:	/s/ David Callan
David Callan
Chief Financial Officer and Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Scott Williams	President, Chief Executive Officer and	May 2, 2012
Scott Williams	Director

/s David Callan	Chief Financial Officer, Secretary and Director	May 2, 2012
David Callan

/s/ John Tilger	Director	May 2, 2012
John Tilger