Form 10-Q
period 2012-04-30
Alternative Energy & Environmental Solutions, Inc.
filed 2012-06-14
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

  (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

100 Europa Drive
Chapel Hill, NC 27517
 (Address of principal executive offices)
 _______________

215-968-1600
 (Registrant’s telephone number, including area code)
_______________

159 North State Street
Newtown, PA 18940
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 14, 2012, there were 6,025,850 shares, $.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended April 30, 2012

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2012 (UNAUDITED) AND AS OF JULY 31, 2011.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2012 UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	April 30, 2012	July 31, 2011
	(Unaudited)

Current Assets
Cash	$1,057	$5,956
Total Assets	$1,057	$5,956

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$114,888	$37,289
Accrued Interest Payable	628	-
Notes Payable	20,000	-
Total Liabilities	135,516	37,289

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,025,850 shares
and 6,012,516 issued and outstanding, respectively	602	601
Additional paid-in capital	779,499	757,800
Deficit accumulated during the development stage	(914,560)	(789,734)
Total Stockholders' Deficiency	(134,459)	(31,333)
Total Liabilities and Stockholders' Deficiency	$1,057	$5,956

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from June 10, 2010 (Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012
Operating Expenses
Professional fees	$6,930	$24,838	$50,346	$49,783	$140,087
Consulting Expense	18,000	16,360	45,000	443,360	705,860
General and administrative	10,265	11,449	24,833	23,323	63,966
Total Operating Expenses	35,195	52,647	120,179	516,466	909,913

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,195)	(52,647)	(120,179)	(516,466)	(909,913)

Other Income / (Expense)
Interest Expense	(1,219)	-	(4,647)	-	(4,647)

Total Other Income / (Expense) - net	(36,414)	(52,647)	(124,826)	(516,466)	(914,560)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(36,414)	$(52,647)	$(124,826)	$(516,466)	$(914,560)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.09)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,023,331	6,012,516	6,016,082	6,012,516

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to April 30, 2012
(Unaudited)

						Deficit
						accumulated		Total
					Additional	during the		Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			5,000,000	500	-	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	1,012,516	101	759,275	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	6,012,516	601	746,375	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	6,012,516	601	757,800	(789,734)	-	(31,333)

Common stock issued for cash ($0.75/ per share)	-	-	13,334	1	9,999	-	-	10,000

In kind contribution of services	-	-	-	-	11,700	-	-	11,700

Net loss for the nine months ended April 30, 2012	-	-	-	-	-	(124,826)	-	(124,826)

Balance, April 30, 2012	-	$-	6,025,850	$602	$779,499	$(914,560)	$-	$(134,459)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from June 10, 2010 (Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(124,826)	$(516,466)	$(914,560)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	11,700	11,700	29,400
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(4,500)	-
(Decrease) Increase in accounts payable and accrued expenses	78,227	(12,940)	115,516
Net Cash Used In Operating Activities	(34,899)	(522,206)	(769,644)

Cash Flows From Financing Activities:
Proceeds from note payable	20,000	-	20,000
Proceeds from issuance of common stock, net of offering costs	10,000	49,825	750,701
Net Cash Provided by Financing Activities	30,000	49,825	770,701

Net Increase (Decrease) in Cash	(4,899)	(472,381)	1,057

Cash at Beginning of Period	5,956	495,536	-

Cash at End of Period	$1,057	$23,155	$1,057

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2012
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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based on transactions and the valuation on deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2012 and July 31, 2011, the Company had no cash equivalents.

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

Since the Company reflected a net loss in the nine months ending April 30, 2012 and 2011, the effect of 2,051,700 and 2,025,032 warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE2	NOTES PAYABLE

On August 23, 2011, the Company issued a promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.

On December 28, 2011, the Company issued a promissory note in the amount of $10,000 due December 28, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.

NOTE 3	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(A) Common Stock and Warrants Issued for Cash

During the nine months ended April 30, 2012 the Company issued 13,334 units of common stock for $10,000 ($0.75/share).  Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 13,334 shares of common stock and 26,668 warrants to purchase common stock at an exercise price of $2.50 per share.

For the period ended July 31, 2010, the Company issued 1,012,516 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 1,012,516 shares of common stock and 2,025,032 warrants to purchase common stock for $759,376 ($0.75/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater (see Note 3(C)). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 5,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 5).

(B) In-Kind Contribution

For the nine months ended April 30, 2012, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 5).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 5).

(C) Warrants

The following tables summarize all warrant grants for the period ended April 30, 2012, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2011	2,025,032	2.50
Granted	26,668	2.50
Exercised	-
Forfeited	-
Balance at April 30, 2012	2,051,700	2.50
Warrants exercisable at April 30, 2012	2,051,700	$2.50
Weighted average fair value of warrants granted during the period ending April 30, 2012	26,668	$2.50

Of the total warrants outstanding, 2,051,700 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $2.50 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $3.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 3(A)).  As of April 30, 2012, the average trading price exceeded $3.00 per share and the options are callable by the Company.

NOTE 4	COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2012, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 3(B)).

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations, used cash in operations of $769,644 from inception and has a net loss since inception of $914,560. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Change in Control

On May 22, 2012 the Company, Scott Williams and David Callan (the “Sellers”) and Peter Coker (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 4,900,000 shares of common stock of the Company, par value $0.0001 per share (the “Shares”), representing approximately 81.5% of the issued and outstanding shares of the Company, for an aggregate purchase price of $490 (the “Purchase Price”).

In connection with the closing of the Stock Purchase Agreement, on May 22, 2012, Scott Williams, Dave Callan and John Tilger each submitted to the Company a resignation letter pursuant to which they resigned from their respect positions as directors of the Company. In addition, Scott Williams resigned from his position as President and Chief Executive Officer of the Company and Dave Callan resigned from his position as Chief Financial Officer and Secretary of the Company. The resignations of Mr. Williams, Mr. Callan and Mr. Tilger were not a result of any disagreements relating to the Company’s operations, policies or practices.

On May 22, 2012,  by a consent to action without meeting by unanimous consent of the board of directors of the Company (the “Board”), the Board accepted the resignations of Mr. Williams, Mr. Callan and Mr. Tilger and appointed Peter Coker serve as the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

We are currently evaluating our options, which may include entering into a business similar to the business conducted by ECO.  To date, however, no decisions have been made about our future business.

The Company maintains its principal office at 100 Europa Drive, Chapel Hill, North Carolina 27517, and the Company’s telephone number is (919) 933-2720.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this prospectus will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

We raised cash to grow our business through a private placement that was completed on July 31, 2010. We have determined that we will need to raise additional funding in order to build our business. In that regard, on August 23, 2011 and December 28, 2011, we issued promissory notes in the amount of $10,000 each due August 23, 2012 and December 28, 2012, respectively, and each note bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balances is payable quarterly in arrears on the last day of each calendar quarter. We are currently in default due to non-payment of quarterly interest on both of these notes.  In addition, on February 17, 2012, we sold 13,334 shares of common stock, at a price of $0.75 per share and granted 26,668 warrants, for aggregate cash proceeds of $10,000.  There is no guarantee that the funds raised will meet our current needs. As such, we expect to raise additional funds in the near future through either equity or debt.

Results of Operations

For the three month period ended April 30, 2012 we had $0 in revenue. Operating expenses for the three month period ended April 30, 2012 totaled $35,195 resulting in a net loss of $36,414, as compared with operating expenses $52,647 resulting in a net loss of $52,647 for the three month period ended April 30, 2011.  Expenses for the three month period ended April 30, 2012 consisted of $6,930 in professional fees, $18,000 in consulting fees and $10,265 for general and administrative expenses. In comparison, for the three month period ended April 30, 2011 expenses consisted of $24,838, in professional fees, $16,360 in consulting fees and $11,449 for general and administrative expenses. The reason for the decrease in operating expenses was due to the fact that we scaled back expenses as we seek to obtain a new Letter of Intent.

For the nine month period ended April 30, 2012 we had $0 in revenue. Operating expenses for the nine month period ended April 30, 2012 totaled $120,179 resulting in a net loss of $124,826.  Expenses for the nine month period ended April 30, 2012 consisted of $50,346 in professional fees, $45,000 in consulting fees and $24,833 for general and administrative expenses. In comparison, for the three month period ended April 30, 2011 operating expenses consisted of $49,783, in professional fees, $443,360 in consulting fees and $23,323 for general and administrative expenses. The reason for the decrease in operating expenses was due to the fact that we scaled back expenses as we seek to obtain a new Letter of Intent.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, We evaluates our estimates, including but not limited to those related to such items as costs to complete performance contracts, income tax exposures, accruals, depreciable/useful lives, allowance for doubtful accounts and valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

Since the Company reflected a net loss in the three and nine month periods ended April 30, 2012, the effect of 2,051,700 warrants is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

In addition, on February 17, 2012, we sold 13,334 shares of common stock, at a price of $0.75 per share and granted 26,668 warrants, for aggregate cash proceeds of $10,000. There is no guarantee that the funds raised will meet our current needs. As such, we expect to raise additional funds in the near future through either equity or debt.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with limited operations, used cash in operations of $769,644 from inception and has a net loss since inception of $914,560.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

During the assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2012, we sold 13,334 shares of common stock, at a price of $0.75 per share and granted 26,668 warrants exercisable at $2.50 per share, for aggregate cash proceeds of $10,000. We relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), provided by Section 4(2) of the Act and/or by Rule 506 of Regulation D promulgated thereunder.

Item 3.       Defaults Upon Senior Securities.

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
31.1
Certification of Principal Executive Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (*)	XBRL Instance Document

101.SCH (*)	XBRL Taxonomy Schema

101.CAL (*)	XBRL Taxonomy Calculation Linkbase

101.DEF (*)	XBRL Taxonomy Definition Linkbase

101.LAB (*)	XBRL Taxonomy Label Linkbase

101.PRE (*)	XBRL Taxonomy Presentation Linkbase

* Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Peter Coker	President, Chief Executive Officer, Chief Financial	June 14, 2012
Peter Coker	Officer and Director (Duly Authorized Officer, Duly Authorized Principal Financial Officer, and Principal Executive Officer)