Form 10-K
period 2012-07-31
Alternative Energy & Environmental Solutions, Inc.
filed 2012-11-13
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-170118

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

100 Europa Drive, Suite 455 Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 919-933-2720

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2012: $782,932.69.

As of November 9, 2012, there were approximately 18,077,550 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

Except as otherwise indicated, the information presented in this 10-K reflects our 3-for-1 forward stock split, which became effective as of August 22, 2012.

PART I

Item 1.	Business.

Our Company

Alternative Energy & Environmental Solutions, Inc. (the “Company”), a Nevada Corporation, was incorporated on June 10, 2010 to market an innovative new biotechnology that utilizes nutrient stimulants organic microbes to extract coalbed methane more efficiently in high-production, as well as from low-producing, depleted and abandoned coalmines in the U.S. Coalbed methane is a clean-burning natural gas used for heating in homes and is used to generate electricity.

Nutrient stimulation for coalbed methane production is considered by the U.S. Geological Survey to be an environmentally sound and inexpensive method to increase yields. As the U.S. shifts to cleaner and more environmentally friendly fuel sources for heating and electricity, coalbed methane is becoming more valuable. Innovative methods for cost-effectively and efficiently extracting more of this natural gas are now in demand.

The Company plans to apply for patents on its biotechnology solution based on in-situ biogenic nutrient-circulation methods and the nutritional amendments used in the biogenic process successfully piloted both in the lab and in the field during the last two years.

The Company plans to license this patent-pending biotechnology to owners and operators of coalmines in the Power River Basin, which spans parts of Montana and Wyoming. This area has the potential to yield nearly 22 trillion cubic feet (Tcf) of coalbed methane during the next 20 years. The overall market potential for coalbed methane from the Power River Basin is estimated to reach $10 billion in the next decade. Because coalbed methane is a clean-burning natural gas, companies developing greater reserves contribute in a major way to the U.S.’s drive for higher reliance on renewable and cleaner energy sources, and can possibly qualify for significant tax incentives to help fund operations.

The Company began operations in June 2010, and is currently a development-stage company with no operations or revenues.

The Company’s principal executive office location and mailing address is 100 Europa Drive, Suite 455, Chapel Hill, NC 27517 and its telephone number is 919-933-2720.

History

The Company was incorporated on June 10, 2010 in the State of Nevada.  We began operations in June 2010, and are currently a development-stage company with no operations or revenues.

On July 8, 2011, we entered into an agreement (the "Merger Agreement") with U.S. EcoFuels, Inc., a Florida corporation ("ECO"), National Invest & Trade, Ltd., a Nevada corporation ("NIT") and Allen N. Sharpe the sole owner of NIT pursuant to which ECO would merge into a subsidiary to be formed by the Company (the “Merger”).  Currently, NIT is ECO's sole shareholder, but we anticipated that ECO would issue shares to settle outstanding obligations before the merger closed. The target date in the Merger Agreement for closing the merger was September 30, 2011, which was not met because ECO failed to deliver audited financial statements and meet other closing conditions on time.  On March 1, 2012, the Company terminated the Merger Agreement for breach by the other parties in connection with their failure to fulfill the conditions to closing by the date specified in the Merger Agreement.

On May 22, 2012, the Company, Scott Williams and David Callan (the “Sellers”) and Peter Coker (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 14,700,000 shares of common stock of the Company, par value $0.0001 per share (the “Shares”), representing approximately 81.3% of the issued and outstanding shares of the Company, for an aggregate purchase price of $490 (the “Purchase Price”).

In connection with the closing of the Stock Purchase Agreement on May 22, 2012, Scott Williams, Dave Callan and John Tilger each submitted to the Company a resignation letter pursuant to which they resigned from their respective positions as directors of the Company. In addition, Scott Williams resigned from his position as President and Chief Executive Officer of the Company and Dave Callan resigned from his position as Chief Financial Officer and Secretary of the Company. The resignations of Mr. Williams, Mr. Callan and Mr. Tilger were not a result of any disagreements relating to the Company’s operations, policies or practices.

On May 22, 2012,  by a consent to action without meeting by unanimous consent of the board of directors of the Company (the “Board”), the Board accepted the resignations of Mr. Williams, Mr. Callan and Mr. Tilger and appointed Peter Coker serve as the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

Industry

According to the U.S Geological Survey (USGS) the Powder River Basin has the potential to produce 22 Tcf of natural gas in the next 20 years. More than half of the 22,000 natural gas wells in the Powder River Basin are considered low producing, depleted or abandoned. The Company’s proprietary biotech solution can become a cost-effective method for revitalizing the yields from these low-producing mines as well as valuable solution for helping to maintain yields in high-producing mines.

Growth Strategies

There are approximately 100 companies with mines in the Power River Basin that may be interested in cost-effective ways to develop additional reserves of this natural gas energy source. The Company plans to engage these companies in discussions geared toward developing licensing agreements, providing the Company’s biotech solution to aid these companies’ efforts to develop high yielding coalbed methane reserves.

Sales and Marketing

The Company’s initial marketing efforts will be focused on engaging with the 100 or so companies with coal mines and natural gas efforts in the Powder River basin of Montana and Wyoming. Company officials have developed relationships with a number of these companies and the goal is to field three new in-situ pilots with three of these companies as proof points for the participating companies and the industry.

Once the three pilots are complete, AEES plans to offer its biotechnology solution on a renewable, annual license agreement to those operators who seek to increase their coalbed methane yields over the next few years.

Competition

There are several other biotechnologies being piloted for extraction of natural gas using microbial stimulation. The first-mover position in this case is critical to long-term market success.

Employees

We presently have no employees apart from our management. Our officers and directors devote to our business approximately ten (10) hours per week.

Legal Proceedings

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

Item 2. Properties.

The Company neither rents nor owns any properties.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares are traded on the over-the-counter bulletin board operated by the Financial Industry Regulatory Authority (“FINRA”) under the symbol “ALNE”.  There were no public trades of the Company’s common stock recorded prior to June 2, 2011, at which time the Company’s common stock sold for $0.2667 per share.

Fiscal Year 2012	High	Low
First quarter ended October 31, 2011	$0.8167	0.75
Second quarter ended January 31, 2012	$0.83	0.7333
Third quarter ended April 30, 2012	$1.6667	0.50
Fourth quarter ended July 31, 2012	$1.6267	1.25

Fiscal Year 2011
First quarter ended October 31, 2010	$-	-
Second quarter ended January 31, 2011	$-	-
Third quarter ended April 30, 2011	$-	-
Fourth quarter ended July 31, 2011	$0.7833	0.2667

Holders

As of November 9, 2012, there were 33 stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share.   As of November 9, 2012, there were 33 stockholders of record holding an aggregate of 18,077,550 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share.  As of November 9, 2012, there were no shares of preferred stock issued and outstanding.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three fiscal years through July 31, 2012, the Company made the following sales of unregistered securities:

On June 18, 2010, the Company issued 15,000,000 shares of common stock to Scott Williams, the President and Chief Executive Officer of the Company at the time, pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933, as amended. Mr. Williams, the founder of the Company, contributed $500 for the 5,000,000 shares.  The Company applied the proceeds towards working capital.

On February 17, 2012, the Company issued 40,002 shares to Kathleen Patten at a per share price of $0.25for an aggregate price of $10,000.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended July 31, 2012, and July 31, 2011. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

The Company was incorporated in the State of Nevada on June 10, 2010 to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new AEES technology could help licensees tap a market with potential.

Coalbed methane is a clean-burning natural gas used for heating and electricity generation. According to the U.S Geological Survey, natural gas reserves from the Powder River Basin of Montana and Wyoming alone approach 22 trillion cubic feet (Tcf.) Between 1997 and 2007, the number of wells drilled for natural gas extraction in this area reached 22,000. With the U.S. energy industry aggressively trying to adopt cleaner, renewable energy sources, coalbed methane is becoming an extremely valuable fuel. Operators in the Powder River Basin area are seeking innovative new biotechnology for the efficient and cost-effective extraction of this natural gas from coalmines that are underperforming.

The Company plans to market its biotechnology to the 100 or so coalmine and natural gas concerns in the Power River Basin area. The business strategy is to license this innovative solution for cost-effective and efficient coalbed methane extraction from the 50 percent or more of the existing wells that are abandoned, depleted or under-producing. This technology can also be used on high-production wells to keep them at top capacity for far longer.

History

On July 8, 2011, we entered into an agreement (the "Merger Agreement") with U.S. EcoFuels, Inc., a Florida corporation ("ECO"), National Invest & Trade, Ltd., a Nevada corporation ("NIT") and Allen N. Sharpe the sole owner of NIT pursuant to which ECO would merge into a subsidiary to be formed by the Company (the “Merger”).  Currently, NIT is ECO's sole shareholder, but we anticipated that ECO would issue shares to settle outstanding obligations before the merger closed. The target date in the Merger Agreement for closing the merger was September 30, 2011, which was not met because ECO has failed to deliver audited financial statements and meet other closing conditions on time.  On March 1, 2012, the Company terminated the Merger Agreement for breach by the other parties in connection with their failure to fulfill the conditions to closing by the date specified in the Merger Agreement.

On May 22, 2012, the Company, Scott Williams and David Callan (the “Sellers”) and Peter Coker (the “Purchaser”) entered into and closed a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 14,700,000 shares of common stock of the Company, par value $0.0001 per share (the “Shares”), representing approximately 81.5% of the issued and outstanding shares of the Company, for an aggregate purchase price of $490 (the “Purchase Price”).

In connection with the closing of the Stock Purchase Agreement, on May 22, 2012, Scott Williams, Dave Callan and John Tilger each submitted to the Company a resignation letter pursuant to which they resigned from their respective positions as directors of the Company. In addition, Scott Williams resigned from his position as President and Chief Executive Officer of the Company and Dave Callan resigned from his position as Chief Financial Officer and Secretary of the Company. The resignations of Mr. Williams, Mr. Callan and Mr. Tilger were not a result of any disagreements relating to the Company’s operations, policies or practices.

Recent Developments

On May 22, 2012,  by a consent to action without meeting by unanimous consent of the board of directors of the Company (the “Board”), the Board accepted the resignations of Mr. Williams, Mr. Callan and Mr. Tilger and appointed Peter Coker serve as the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012.

Plan of Operation

Alternative Energy & Environmental Solutions, Inc. is a development-stage company.

The Company maintains its principal office at 100 Europa Drive, Suite 455, Chapel Hill, NC 27517, telephone 919-933-2720

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, we are a development stage company with limited operations. We had a net loss of $943,906 since inception (June 10, 2010) through July 31, 2012. We incurred professional fees totaling $150,359, consulting fees totaling $714,860, and general and administrative expenses of $73,731 for the same period, inception through July 31, 2012. Cash on hand as of July 31, 2012 was $434.

Results of Operation

Revenue: Revenues for the fiscal year ended July 31, 2012 were $0, compared with $0 in fiscal year ended July 31, 2011, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner.

Total Operating Expenses: Total operating expenses for the fiscal year ended July 31, 2012 were $149,216, compared with $577,294 in fiscal year ended July 31, 2011, reflecting a decrease of 74%. The decrease in fiscal 2012 was primarily attributable to the lack of ability to secure a strategic partner.

Loss from Operations: Loss from operations for the fiscal year ended July 31, 2012 were $149,216, compared with $577,294 in fiscal year ended July 31, 2011, reflecting an increase/decrease of 74%. The decrease in loss from operations in fiscal 2012 was primarily attributable to the lack of ability to secure a strategic partner.

Net loss: We incurred a net loss of $154,172 or in fiscal 2012 compared to a net loss of $577,294 in fiscal 2011.

Liquidity and Capital Resources

We raised cash to grow our business through a private placement that was completed on July 31, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. We are actively seeking a seeking a strategic partner to merge with or sell to. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-K, we have no other financing plans.

On June 18, 2010 we issued 15,000,000 shares of common stock to Scott Williams, the President and Chief Executive Officer of the Company, pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Mr. Williams, the founder of the Company, contributed $500 for the 15,000,000 shares.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $770,267 from inception and has a net loss since inception of $943,906.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

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

Recent Accounting Pronouncements

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Off Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2012 AND AS OF JULY 31, 2011.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2012.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2012.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2012.

PAGES	F-6 - F-12	NOTES TO FINANCIAL STATEMENTS.

1500 Gateway Boulevard, Suite 202 • Boynton Beach, FL 33426
432 Park Avenue South, 10 Floor • New York, NY 10016
Telephone: (561) 752-1721 • Fax: (561) 734-8562

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alternative Energy & Environmental Solutions, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of Alternative Energy & Environmental Solutions, Inc. (a development stage company) (the “Company”) as of July 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the years ending July 31, 2012 and 2011 and the period from June 10, 2010 (Inception) to July 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alternative Energy & Environmental Solutions, Inc. (a development stage company) as of July 31, 2012 and 2011 and the results of its operations and its cash flows for the years ending July 31, 2012 and 2011 and the period from June 10, 2010 (Inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with limited operations, a working capital and stockholders deficiency of $159,905, used cash in operations of $770,267 from inception and has a net loss since inception of $943,906. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ligget, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 13, 2012

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2012	July 31, 2011

Current Assets
Cash	$434	$5,956
Total Assets	$434	$5,956

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$139,402	$37,289
Accrued Interest Payable	937	-
Notes Payable	20,000	-
Total Liabilities	160,339	37,289

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares
and 18,037,548 issued and outstanding, respectively	1,808	1,804
Additional paid-in capital	782,193	756,597
Deficit accumulated during the development stage	(943,906)	(789,734)
Total Stockholders' Deficiency	(159,905)	(31,333)
Total Liabilities and Stockholders' Deficiency	$434	$5,956

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the period from June 10, 2010 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
Operating Expenses
Professional fees	$60,618	$88,491	$150,359
Consulting Expense	54,000	456,860	714,860
General and administrative	34,598	31,943	73,731
Total Operating Expenses	149,216	577,294	938,950

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(149,216)	(577,294)	(938,950)

Other Income / (Expense)
Interest Expense	(4,956)	-	(4,956)

Total Other Income / (Expense) - net	(154,172)	(577,294)	(943,906)

Provision for Income Taxes	-	-	-

NET LOSS	$(154,172)	$(577,294)	$(943,906)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,055,632	18,037,548

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to July 31, 2012

					Additional	Deficit accumulated during the		Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.75/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	$-	18,077,550	$1,808	$782,193	$(943,906)	$-	$(159,905)

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the period from June 10, 2010 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(154,172)	$(577,294)	$(943,906)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,600	15,600	33,300
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	103,050	22,289	140,339
Net Cash Used In Operating Activities	(35,522)	(539,405)	(770,267)

Cash Flows From Financing Activities:
Proceeds from note payable	20,000	-	20,000
Proceeds from issuance of common stock, net of offering costs	10,000	49,825	750,701
Net Cash Provided by Financing Activities	30,000	49,825	770,701

Net Increase (Decrease) in Cash	(5,522)	(489,580)	434

Cash at Beginning of Period	5,956	495,536	-

Cash at End of Period	$434	$5,956	$434

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2012

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2012 and July 31, 2011, the Company had no cash equivalents.

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

Since the Company reflected a net loss in the year ended July 31, 2012 and 2011, the effect of 6,155,100 and 6,075,096 warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2012	July 31, 2011

Deferred tax liability	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	351,047	297,628
Valuation Allowance	(351,047)	(297,628)
Net deferred tax asset	-	-
Net deferred tax liability		-
	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032.

As of July 31, 2012, the Company has a net operating loss carryforward of approximately $910,607 available to offset future taxable income through July 31, 2032.  The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032. The Company’s federal income tax returns for the years ended July 31, 2009 through July 31, 2012 remain subject to examination by the Internal Revenue Service and State Taxing Authorities as of July 31, 2012.

The net change in the valuation allowance for the year ended July 31, 2012 and 2011 was an increase of $53,420 and $216,534, respectively.

The components of income tax expense related to continuing operations are as follows:

	2012	2011
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	July 31, 2012	July 31, 2011

Statutory rate applied to earnings before income taxes:	$(59,434)	$(222,548)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	53,420	216,534
Non-deductible expenses	6,014	6,014
Income Tax Expense	$-	$-

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2	NOTES PAYABLE

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

(A) Common Stock and Warrants Issued for Cash

During the year ended July 31, 2012 the Company issued 40,002 units of common stock for $10,000 ($0.25/unit).  Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 40,002 shares of common stock and 80,004 warrants to purchase common stock at an exercise price of $0.83 per share.

For the period ended July 31, 2010, the Company issued 3,037,548 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 3,037,548 shares of common stock and 6,075,096 warrants to purchase common stock for $759,376($0.25/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater (see Note 3(C)). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 15,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 5).

(B) In-Kind Contribution

For the year ended July 31, 2012, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 5).

(C) Warrants

The following tables summarize all warrant grants for the period ended July 31, 2012, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2011	6,075,096	0.83
Granted	80,004	0.83
Exercised	-
Forfeited	-
Balance at July 31, 2012	6,155,100	0.83
Warrants exercisable at July 31, 2012	6,155,100	$0.83

Of the total warrants outstanding, 6,155,100 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 3(A)).  During the year ended July 31, 2012, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

NOTE 4	COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended July 31, 2012, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 3(B)).

On June 18, 2010, the Company issued 15,000,000 shares of common stock to its founders having a fair value of $500 ($0.0001/share) in exchange for cash provided (See Note 3 (A)).

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a working capital and stockholders deficiency of $159,905, used cash in operations of $770,267 from inception and has a net loss since inception of $943,906. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012. Per share and weighted average amounts have been retroactively restated in the accompanying financialstatements and related notes to reflect this stock split.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and officers, as of October 25, 2012, is set forth below. On May 22, 2012, Mr. Scott Williams resigned as our President and Chief Executive Officer, and member of the Board of Directors, and Mr. David Callans resigned as our Chief Financial Officer effective immediately, and Mr. Peter Coker was appointed as our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors effectively immediately.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Scott Williams’ and Mr. David Callans’ resignations from, and Mr. Peter Coker’s appointment to, our Board of Directors became effective on May 22, 2012.

On August 14, 2012, the Board of Directors unanimously appointed Allen Sharpe as a member of the Board bringing the number of members of the Board to two.  Mr. Sharpe will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company’s bylaws.

Name	Age	Position and Offices Held
Peter Coker	70	Chairman, President, Chief Executive Officer, and Chief Financial Officer
Allen Sharpe	70	Director

Peter Coker, is the founder and Managing Director of Tryon Capital Ventures, a Merchant Banking firm in Chapel Hill, NC since January 2004. Mr. Coker’s role has been to consult with companies and assist them  in completing their funding, doing restructurings, or getting them public. He works with companies from the Southeastern part of the US and Asia.  From January 2000 to December 2003 Mr. Coker was the founder and Managing Director of Tryon Capital Partners, a Merchant Banking firm in Chapel Hill, NC. Mr. Coker’s role was to consult with companies that needed to raise debt or equity and to take a position on the Board of those companies in order to help steer them to a goal. He assisted in the Capital Restructuring of companies along with assisting in the Leveraged Buy Out process with some entities.  From January 1996 to December 1999 Mr. Coker was the Managing Director of Capital Investment Partners, an Investment Banking Firm in Raleigh, NC. Mr. Coker’s role was to assist companies in their Capital Raise, Capital Restructuring, Mergers and Acquisitions, Leveraged Buy Outs, and taking them to the Public Markets.  From October 1979 to December 1995 Mr. Coker was the founder and Managing Director of American Asset Management Company, Inc., a Registered Investment Advisory firm in New York City. He managed both Institutional and Individual Portfolios with full discretion. He managed over a billion dollars with over half of that in Institutional Portfolios from the United States. Slightly less than half was from offshore investors which were invested in Sovereign Bonds with a Currency Hedge. American Asset Management Company, Inc. managed Endowment Funds, Taft Hartley Funds, Pension and Profit Sharing Funds, Corporate Funds, and High Net Worth Individuals.

We currently do not have an employment agreement with Mr. Coker.

Allen Sharpe, has served as Director of Alternative Energy and Environmental Solutions, Inc. since August 14, 2012.  Since the beginning of 2012, Mr. Sharpe has been the president of Biomass Industries Inc.  From 2009 to 2012, Mr. Sharpe has been the President of U.S. Ecofuels, Inc. developing biomass torrefaction technology and projects.  From 2005 to 2009, Mr. Sharpe was the President of Biomass Investment Group, Inc., where he developed biomass gasification and energy crop technology.   From 1991 to 2005, Mr. Sharpe was a business consultant for various assisted living facilities.  Prior to consulting, from 1982 to 1990, Mr. Sharpe was the President of P.B Scotts Music Hall, where he developed and operated entertainment facilities.  Also, during that time, Mr. Sharpe was the President of Carolina Living, Inc. where he developed assisted living facilities.  From 1972 to 1975, Mr. Sharpe was an attorney for CBIG, a REIT managed by First Union Bank.  Prior to his position at CBIG, he was involved in the private practice of law.  Mr. Sharpe received his Juris Doctor from the University Of North Carolina School Of Law and attended High Point University, where he received an A.B. in History and Political Science.

Employment Agreements

We currently do not have an employment agreement with Mr. Coker.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Peter Coker President Chief Executive Officer, and Chief Financial Officer (1)	2012 2011	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

Scott Williams Former President and Chief Executive Officer (2)	2012 2011	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

David Callan Former Chief Financial Officer (3)	2012 2011	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

(1)	Peter Coker was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on May 22, 2012.
(2)	Scott Williams resigned as President and Chief Executive of the Company on May 22, 2012.
(3)	David Callan resigned as Chief Financial Officer of the Company on May 22, 2012.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We currently do not have an employment agreement with Mr. Coker.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of July 31, 2012.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of October 12, 2012 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Beneficial owners of more than 5% of our common stock

Richard S. Williams	7,350,000	40.658%
David Callan	7,350,000	40.658%

Directors and named executive officers

Peter Coker	187,008	1.034%
Allen Sharpe	0	* %
All directors and executive officers as a group (2 persons)	187,008	1.034%

* Denotes less than 1%

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Peter Coker is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2012 and 2011, we were billed approximately $13,500 and $6,900., respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $6,200 for S-1 filings for the fiscal years ended July 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended July 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or
●
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 25, 2010 (“Form S-1”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form S-1]
10.1		Stock Purchase Agreement [ incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2012]
31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Dated: November 13, 2012	By:	/s/ Peter Coker
Peter Coker President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Peter Coker	President, Chief Executive Officer, Chief Financial Officer, and Director	November 13, 2012
Peter Coker

/s/Allen Sharpe	Director	November 13, 2012
Allen Sharpe