Form 10-Q
period 2012-10-31
Alternative Energy & Environmental Solutions, Inc.
filed 2012-12-17
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

  (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

333-170118
(Commission File Number)

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive Chapel Hill, NC	27517
(Address of principal executive offices	(Zip Code)
 _______________

919-933-2720
 (Registrant’s telephone number, including area code)
_______________

n/a
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 17, 2012, there were 6,025,850 shares, $.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended October 31, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Except as otherwise indicated, the information presented in this 10-Q reflects our 3-for-1 forward stock split, which became effective as of August 22, 2012.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF OCTOBER 31, 2012 (UNAUDITED) AND AS OF JULY 31, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2012 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	October 31, 2012	July 31, 2012
	(Unaudited)

Current Assets
Cash	$245	$434
Total Assets	$245	$434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$178,029	$139,402
Accrued Interest Payable	1,251	937
Loan payable Notes Payable	20,000	20,000
Total Liabilities	199,280	160,339

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares
and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	786,093	782,193
Deficit accumulated during the development stage	(986,936)	(943,906)
Total Stockholders' Deficiency	(199,035)	(159,905)
Total Liabilities and Stockholders' Deficiency	$245	$434

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from June 10, 2010
	October 31, 2012	October 31, 2011	(Inception) to October 31, 2012
Operating Expenses
Professional fees	$18,557	$27,943	$168,916
Consulting Expense	13,500	13,500	728,360
General and administrative	7,982	8,161	81,713
Total Operating Expenses	40,039	49,604	978,989

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(40,039)	(49,604)	(978,989)

Other Income / (Expense)
Interest Expense	(2,991)	(973)	(7,947)

Total Other Income / (Expense) - net	(43,030)	(50,577)	(986,936)

Provision for Income Taxes	-	-	-

NET LOSS	$(43,030)	$(50,577)	$(986,936)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,077,550	18,037,548

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to October 31, 2012
(Unaudited)

						Deficit
						accumulated		Total
	Preferred Stock		Common stock		Additional paid-in	during the development	Subscription	Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.75/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	3,900	-	-	3,900

Net loss for the three months ended October 31, 2012	-	-	-	-	-	(43,030)	-	(43,030)

Balance, October 31, 2012	-	$-	18,077,550	$1,808	$786,093	$(986,936)	$-	$(199,035)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from June 10, 2010
	October 31, 2012	October 31, 2011	(Inception) to October 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(43,030)	$(50,577)	$(986,936)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	3,900	37,200
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	38,941	31,395	179,280
Net Cash Used In Operating Activities	(189)	(15,282)	(770,456)

Cash Flows From Financing Activities:
Proceeds from note payable	-	10,000	20,000
Proceeds from issuance of common stock, net of offering costs	-	-	750,701
Net Cash Provided by Financing Activities	-	10,000	770,701

Net Increase (Decrease) in Cash	(189)	(5,282)	245

Cash at Beginning of Period	434	5,956	-

Cash at End of Period	$245	$674	$245

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2012 and July 31, 2012, the Company had no cash equivalents.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2012
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

Since the Company reflected a net loss for the three months ended October 31, 2012 and 2011, the effect of 6,155,100 and 6,075,096 warrants, respectively, is anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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
AS OF OCTOBER 31, 2012
(UNAUDITED)

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
AS OF OCTOBER 31, 2012
(UNAUDITED)

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

(B) In-Kind Contribution

For the three months ended October 31, 2012, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

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

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2012
(UNAUDITED)

(C) Warrants

The following tables summarize all warrant grants for the period ended October 31, 2012, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2012	6,155,100	$0.83
Granted	-	0.83
Exercised	-
Forfeited	-
Balance at October 31, 2012	6,155,100	0.83
Warrants exercisable at October 31, 2012	6,155,100	$0.83
October 31, 2012

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

(C) Stock Split

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4	COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2012, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2012
(UNAUDITED)

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

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $199,035, used cash in operations of $770,456 from inception and has a net loss since inception of $986,936. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

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

Recent Developments

On May 22, 2012,  by a consent to action without meeting by unanimous consent of the board of directors of the Company (the “Board”), the Board accepted the resignations of Mr. Williams, Mr. Callan and Mr. Tilger and appointed Peter Coker to serve as the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.

On August 22, 2012, a three–for-one forward stock split became effective for stockholders of record on June 5, 2012.

Alternative Energy & Environmental Solutions, Inc. is a development-stage company with no operations or revenues.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $986,936  since inception (June 10, 2010) through October 31, 2012. We incurred professional fees totaling $168,916, consulting fees totaling $728,360, and general and administrative expenses of $81,713  for the same period, inception through October 31, 2012. Cash on hand as of October 31, 2012 was $245.

Results of Operation

Revenue: Revenues for the quarter ended October 31, 2012 were $0, compared with $0, in the quarter ended October 31, 2011, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner.

Total Operating Expenses: Total operating expenses for the quarter ended October 31, 2012 were $40,039 compared with $49,604 in the quarter ended October 31, 2011, reflecting a decrease of $9,565.  The decrease in fiscal 2012 was primarily attributable to the lack of ability to secure a strategic partner.

Net loss: We incurred a net loss of $43,030 in the quarter ended October 31, 2012, compared to a net loss of $50,577  in the same period for 2011.

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

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $770,456  from inception and has a net loss since inception of $986,936.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the assessment of the effectiveness of internal control over financial reporting as of October 31, 2012, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not applicable.

Item 5.       Other Information.

None.

Item 6.       Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (*)	XBRL Instance Document

101.SCH (*)	XBRL Taxonomy Schema

101.CAL (*)	XBRL Taxonomy Calculation Linkbase

101.DEF (*)	XBRL Taxonomy Definition Linkbase

101.LAB (*)	XBRL Taxonomy Label Linkbase

101.PRE (*)	XBRL Taxonomy Presentation Linkbase

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Date: December 17, 2012	By:	/s/ Peter Coker
Peter Coker
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)