Form 10-Q
period 2013-01-31
Alternative Energy & Environmental Solutions, Inc.
filed 2013-03-15
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-170118

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 12, 2013, there were 18,077,550 shares, $0.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended January 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2013 (UNAUDITED) AND AS OF JULY 31, 2012

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2013 (UNAUDITED)

PAGES	6 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2013	July 31, 2012
	(Unaudited)

Current Assets
Cash	$124	$434
Total Assets	$124	$434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$126,666	$94,402
Accounts Payable - Related Party	72,000	45,000
Accrued Interest Payable	1,570	937
Notes Payable	26,034	20,000
Total Liabilities	226,270	160,339

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares
and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	789,993	782,193
Deficit accumulated during the development stage	(1,017,947)	(943,906)
Total Stockholders' Deficiency	(226,146)	(159,905)
Total Liabilities and Stockholders' Deficiency	$124	$434

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from June 10, 2010 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013
Operating Expenses
Professional fees	$9,364	$15,473	$27,921	$43,416	$178,280
Consulting Expense	13,500	13,500	27,000	27,000	741,860
General and administrative	7,749	6,407	15,731	14,568	89,462
Total Operating Expenses	30,613	35,380	70,652	84,984	1,009,602

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(30,613)	(35,380)	(70,652)	(84,984)	(1,009,602)

Other Income / (Expense)
Interest Expense	(398)	(2,455)	(3,389)	(3,428)	(8,345)

Total Other Income / (Expense) - net	(31,011)	(37,835)	(74,041)	(88,412)	(1,017,947)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(31,011)	$(37,835)	$(74,041)	$(88,412)	$(1,017,947)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	18,077,550	18,037,548	18,077,550	18,037,548
during the period - Basic and Diluted

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to January 31, 2013
(Unaudited)

						Deficit
						accumulated		Total
	Preferred Stock		Common stock		Additional	during the		Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	development stage	Subscription Receivable	Equity/(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.75/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	7,800	-	-	7,800

Net loss for the six months ended January 31, 2013	-	-	-	-	-	(74,041)	-	(74,041)

Balance, January 31, 2013	-	$-	18,077,550	$1,808	$789,993	$(1,017,947)	$-	$(226,146)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from June 10, 2010
	January 31, 2013	January 31, 2012	(Inception) to January 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(74,041)	$(88,412)	$(1,017,947)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,800	7,800	41,100
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	59,897	55,338	200,236
Net Cash Used In Operating Activities	(6,344)	(25,274)	(776,611)

Cash Flows From Financing Activities:
Proceeds from note payable	6,034	20,000	26,034
Proceeds from issuance of common stock, net of offering costs	-	-	750,701
Net Cash Provided by Financing Activities	6,034	20,000	776,735

Net Increase (Decrease) in Cash	(310)	(5,274)	124

Cash at Beginning of Period	434	5,956	-

Cash at End of Period	$124	$682	$124

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2013
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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions and the valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2013 and July 31, 2012, the Company had no cash equivalents.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2013
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

Since the Company reflected a net loss for the three and six months ended January 31, 2013 and 2012, the effect of 6,155,100 and 6,075,096 warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
AS OF JANUARY 31, 2013
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

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2013
(UNAUDITED)

NOTE 2     NOTES PAYABLE

On November 13, 2012 the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

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

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2013
(UNAUDITED)

(B) In-Kind Contribution

For the six months ended January 31, 2013, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 5).

For the year ended July 31, 2012, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 5).

(C) Warrants

The following tables summarize all warrant grants for the period ended January 31, 2013, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2012	6,155,100	$0.83
Granted	-
Exercised	-
Forfeited	-
Balance at January 31, 2013	6,155,100	0.83
Warrants exercisable at January 31, 2013	6,155,100	$0.83

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
AS OF JANUARY 31, 2013
(UNAUDITED)

(D) Stock Split

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

NOTE 5     RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2013, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 3(B)).

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

As of January 31, 2013, $72,000 is recorded in Accounts Payable - Related Party.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2013
(UNAUDITED)

NOTE 6     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $226,146, used cash in operations of $776,611 from inception and has a net loss since inception of $1,017,947. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our independent auditors have issued a going concern opinion  as of July 31, 2012, that raised substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $1,017,947 since inception (June 10, 2010) through January 31, 2013. We incurred professional fees totaling $178,280, consulting fees totaling $741,860, and general and administrative expenses of $89,462 for the same period, inception through January 31, 2013. Cash on hand as of January 31, 2013 was $124.

Results of Operations

Revenue: Revenues for the quarter ended January 31, 2013 were $0, compared with $0, in the quarter ended January 31, 2012, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner.

Total Operating Expenses: Total operating expenses for the quarter ended January 31, 2013 were $30,613 compared with $35,380 in the quarter ended January 31, 2012, reflecting a decrease of $4,767.  The decrease was primarily attributable to the decrease of professional fees during the quarter ended January 31, 2013.

Net loss: We incurred a net loss of $31,011 in the quarter ended January 31, 2013, compared to a net loss of $37,835 in the same period for 2012.

Liquidity and Capital Resources

We raised cash to grow our business through a private placement that was completed on July 31, 2010. Additionally, as of January 31, 2013, we received $26,034 in loans. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or additional loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. We are actively seeking a seeking a strategic partner to merge with or sell to. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-Q, we have no other financing plans.

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

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $776,611 from inception and has a net loss since inception of $1,017,947.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the assessment of the effectiveness of internal control over financial reporting as of January 31, 2013, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Date: March 15, 2013	By:	/s/ Peter Coker
Peter Coker
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)