Form 10-Q
period 2013-04-30
Alternative Energy & Environmental Solutions, Inc.
filed 2013-06-14
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐ Accelerated Filer   ☐ Non-Accelerated Filer   ☐ (Do not check if a smaller reporting company)     Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 14, 2013, there were 18,077,550 shares, $0.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended April 30, 2013

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2013 (UNAUDITED) AND AS OF JULY 31, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2013 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements.

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	April 30, 2013	July 31, 2012
	(Unaudited)

Current Assets
Cash	$125	$434
Total Assets	$125	$434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$220,931	$139,402
Accrued Interest Payable	1,893	937
Notes Payable	26,034	20,000
Total Liabilities	248,858	160,339

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	794,060	782,193
Deficit accumulated during the development stage	(1,044,601)	(943,906)
Total Stockholders' Deficiency	(248,733)	(159,905)
Total Liabilities and Stockholders' Deficiency	$125	$434

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from June 10, 2010 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	April 30, 2013
Operating Expenses
Professional fees	$4,245	$6,930	$32,166	$50,346	$182,525
Consulting Expense	13,500	18,000	40,500	45,000	755,360
General and administrative	5,661	10,265	21,392	24,833	95,123
Total Operating Expenses	23,406	35,195	94,058	120,179	1,033,008

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23,406)	(35,195)	(94,058)	(120,179)	(1,033,008)

Other Income / (Expense)
Interest Expense	(3,248)	(1,219)	(6,637)	(4,647)	(11,593)

Total Other Income / (Expense) - net	(26,654)	(36,414)	(100,695)	(124,826)	(1,044,601)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(26,654)	$(36,414)	$(100,695)	$(124,826)	$(1,044,601)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,077,550	18,069,993	18,077,550	18,048,246

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to April 30, 2013
(Unaudited)

						Deficit
					Additional	accumulated during the		Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.75/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	11,700	-	-	11,700

In kind contribution of interest	-	-	-	-	167	-	-	167

Net loss for the nine months ended April 30, 2013	-	-	-	-	-	(100,695)	-	(100,695)

Balance, April 30, 2013	-	$-	18,077,550	$1,808	$794,060	$(1,044,601)	$-	$(248,733)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from June 10, 2010 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(100,695)	$(124,826)	$(1,044,601)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	11,700	11,700	45,000
In-kind contribution of interest	167	-	167
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	82,485	78,227	222,824
Net Cash Used In Operating Activities	(6,343)	(34,899)	(776,610)

Cash Flows From Financing Activities:
Proceeds from note payable	6,034	20,000	26,034
Proceeds from issuance of common stock, net of offering costs	-	10,000	750,701
Net Cash Provided by Financing Activities	6,034	30,000	776,735

Net Increase (Decrease) in Cash	(309)	(4,899)	125

Cash at Beginning of Period	434	5,956	-

Cash at End of Period	$125	$1,057	$125

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2013
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2013 and July 31, 2012, the Company had no cash equivalents.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2013
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

Since the Company reflected a net loss for the three and nine months ended April 30, 2013 and 2012, the effect of 6,155,100 and 6,155,100 warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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
AS OF APRIL 30, 2013
(UNAUDITED)

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
AS OF APRIL 30, 2013
(UNAUDITED)

NOTE 2	NOTES PAYABLE

On November 13, 2012 the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.
For the nine months ended April 30, 2013 the Company recorded $167 as an in-kind contribution of interest.

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

For the period ended July 31, 2010, the Company issued 3,037,548 units, for cash. Each unit consisted of one share of common stock and two warrants with a five year life, to purchase common stock for a total of 3,037,548 shares of common stock and 6,075,096 warrants to purchase common stock for $759,376($0.25/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater (see Note 3(C)). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 15,000,000 shares of common stock to its founders for $500 ($0.0001 per share) (See note 5).

(B) In-Kind Contribution

For the nine months ended April 30, 2013, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 5).

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2013
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

(C) Warrants

The following tables summarize all warrant grants for the period ended April 30, 2013, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2012	6,155,100	$0.83
Granted	-	0.83
Exercised	-
Forfeited	-
Balance at April 30, 2013	6,155,100	0.83
Warrants exercisable at April 30, 2013	6,155,100	$0.83

Of the total warrants outstanding, 6,155,100 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 3(A)).  During the period ended April 30, 2013, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

(C) Stock Split

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2013
(UNAUDITED)

NOTE 4             COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 5).

NOTE 5             RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2013, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 3(B)).

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

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 4).

NOTE 6             GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $248,733, used cash in operations of $776,610  from inception and has a net loss since inception of $1,044,601. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our independent auditors have issued a going concern opinion  as of July 31, 2012, that raised substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-Q, we are a development stage company with limited operations. We had a net loss of $1,044,601 since inception (June 10, 2010) through April 30, 2013. We incurred professional fees totaling $182,525, consulting fees totaling $755,360, and general and administrative expenses of $95,123 for the same period, inception through April 30, 2013. Cash on hand as of April 30, 2013 was $125.

Results of Operations

Comparison for the three months ended April 30, 2013 and 2012

Total Operating Expenses: Total operating expenses for the three months ended April 30, 2013 were $23,406 compared with $35,195 in the three months ended April 30, 2012, reflecting a decrease of $11,789.  The decrease was primarily attributable to the decrease of consulting fees during the three months ended April 30, 2013.

Net loss: We incurred a net loss of $26,654 in the three months ended April 30, 2013, compared to a net loss of $36,414 in the same period for 2012.

Comparison for the nine months ended April 30, 2013 and 2012

Total Operating Expenses: Total operating expenses for the nine months ended April 30, 2013 were $94,058 compared with $120,179 in the nine months ended April 30, 2012, reflecting a decrease of $26,121.  The decrease was primarily attributable to the decrease of professional fees during the nine months ended April 30, 2013.

Net loss: We incurred a net loss of $100,695 in the nine months ended April 30, 2013, compared to a net loss of $124,826 in the same period for 2012.

Liquidity and Capital Resources

We raised cash to grow our business through a private placement that was completed on July 31, 2010. Additionally, as of April 30, 2013, we received $26,654 in loans. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or additional loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. We are actively seeking a seeking a strategic partner to merge with or sell to. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-Q, we have no other financing plans.

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

As reflected in the accompanying audited financial statements, the Company is in the development stage with limited operations, working capital deficiency, used cash in operations of $776,610 from inception and has a net loss since inception of $1,044,601.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the assessment of the effectiveness of internal control over financial reporting as of April 30, 2013, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Date: June 14, 2013	By:	/s/ Peter Coker
Peter Coker
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)