Form 10-K
period 2013-07-31
Alternative Energy & Environmental Solutions, Inc.
filed 2013-10-29
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒    No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2013: $782,932.69.

As of October 29, 2013, there were approximately 18,077,550 shares of the registrant’s common stock outstanding.

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

History

The Company was incorporated on June 10, 2010 in the State of Nevada. We are currently a development-stage company with no operations or revenues.

On July 8, 2011, we entered into an agreement (the "Merger Agreement") with U.S. EcoFuels, Inc., a Florida corporation ("ECO"), National Invest & Trade, Ltd., a Nevada corporation ("NIT") and Allen N. Sharpe the sole owner of NIT pursuant to which ECO would merge into a subsidiary to be formed by the Company (the “Merger”).  Currently, NIT is ECO's sole shareholder, but we anticipated that ECO would issue shares to settle outstanding obligations before the merger closed. The target date in the Merger Agreement for closing the merger was September 30, 2011, which was not met because ECO failed to deliver audited financial statements and meet other closing conditions on time.  On March 1, 2012, the Company terminated the Merger Agreement for breach by the other parties in connection with their failure to fulfil the conditions to closing by the date specified in the Merger Agreement.

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

Employees

We presently have no employees apart from our management. Our officer and director devotes to our business approximately fifteen (15) hours per week.

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

Fiscal Year 2013	High	Low
First quarter ended October 31, 2012	$2.75	1.38
Second quarter ended January 31, 2013	$3.00	1.25
Third quarter ended April 30, 2013	$1.25	0.50
Fourth quarter ended July 31, 2013	$0.60	0.30

Fiscal Year 2012
First quarter ended October 31, 2011	$0.8167	0.75
Second quarter ended January 31, 2012	$0.83	0.7333
Third quarter ended April 30, 2012	$1.6667	0.50
Fourth quarter ended July 31, 2012	$1.6267	1.25

Holders

As of October 29, 2013, there were 33 stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share.   As of October 29, 2013, there were 33 stockholders of record holding an aggregate of 18,077,550 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share.  As of October 29, 2013, there were no shares of preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period from June 10, 2010 (inception) through July 31, 2013, the Company made the following sales of unregistered securities:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended July 31, 2013, and July 31, 2012. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

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

Change in Control

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

Plan of Operation

Alternative Energy & Environmental Solutions, Inc. is a development-stage company.

The Company’s plan of operation over the next 12 months is to continue to decrease costs of operation. That will be in two distinct areas – monthly professional fees and general and administrative expenses. The Company reduced those expenses in the fiscal year ended July 31, 2013 by 21% and expects to reduce them in fiscal 2014. In addition, the Company will continue to look for a strategic partner in the alternative energy area. However, the Company cannot make any guarantee that it will be successful in obtaining a strategic partner, nor will it decrease its costs of operation.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Results of Operation

Revenue: Revenues for the fiscal year ended July 31, 2013 were $0, compared with $0 in fiscal year ended July 31, 2012, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner.

Total Operating Expenses: Total operating expenses for the fiscal year ended July 31, 2013 were $117,845, compared with $149,216 in fiscal year ended July 31, 2012, reflecting a decrease of 21%. The decrease in fiscal 2013 was primarily attributable to the Company’s effort to cut costs. The Company was able to reduce the monthly Professional Fees by $24,162 and also reduced some General and Administrative Expenses by $7,209.

Loss from Operations: Loss from operations for the fiscal year ended July 31, 2013 were $117,845, compared with $149,216 in fiscal year ended July 31, 2012, reflecting a decrease of 21%. The decrease in loss from operations in fiscal 2013 was primarily attributable to the Company’s effort to cut costs.

Net loss: We incurred a net loss of $125,757 in fiscal 2013 compared to a net loss of $154,172 in fiscal 2012.

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

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $271,707, used cash in operations of $786,327 from inception and has a net loss since inception of $1,071,663. Our independent auditor raises substantial doubt about Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material impact on the Company’s present or future financial statements.

Off Balance Sheet Transactions

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2013 AND AS OF JULY 31, 2012

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2013

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2013

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2013 AND 2012 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JULY 31, 2013

PAGES	F-6 - F-12	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alternative Energy & Environmental Solutions, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Alternative Energy & Environmental Solutions, Inc. (a development stage company) (the “Company”) as of July 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the years ended July 31, 2013 and 2012 and for the period from June 10, 2010 (Inception) to July 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alternative Energy & Environmental Solutions, Inc. (a development stage company) as of July 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended July 31, 2013 and 2012 and for the period from June 10, 2010 (inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with limited operations, a working capital and stockholders ‘deficiency of $271,707, used cash in operations of $786,327 from inception and has a net loss since inception of $1,071,663. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
October 29, 2013

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Balance Sheets

	July 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash	$125	$434
Total Assets	$125	$434

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable & Accrued Expenses	$233,859	$139,402
Accrued Interest Payable	2,222	937
Notes Payable	26,034	20,000
Notes Payable Related Party	9,717	-
Total Liabilities	271,832	160,339

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	798,148	782,193
Deficit accumulated during the development stage	(1,071,663)	(943,906)
Total Stockholders' Deficiency	(271,707)	(159,905)
Total Liabilities and Stockholders' Deficiency	$125	$434

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the period from June 10, 2010 (Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
Operating Expenses
Professional fees	$36,456	$60,618	$186,815
Consulting Expense	54,000	54,000	768,860
General and administrative	27,389	34,598	101,120
Total Operating Expenses	117,845	149,216	1,056,795

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(117,845)	(149,216)	(1,056,795)

Other Expense
Interest Expense	(9,912)	(4,956)	(14,868)

Total Other Expense - net	(127,757)	(154,172)	(1,071,663)

Provision for Income Taxes	-	-	-

NET LOSS	$(127,757)	$(154,172)	$(1,071,663)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,077,550	18,055,632

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to July 31, 2013

						Deficit
	Preferred Stock		Common stock		Additional paid-in	accumulated during the development	Subscription	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.00003 per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.25 per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.25 per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

In kind contribution of interest	-	-	-	-	355	-	-	355

Net loss for the year ended July 31, 2013	-	-	-	-	-	(127,757)	-	(127,757)

Balance, July 31, 2013	-	$-	18,077,550	$1,808	$798,148	$(1,071,663)	$-	$(271,707)

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the period from June 10, 2010 (Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(127,757)	$(154,172)	$(1,071,663)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,600	15,600	48,900
In-kind contribution of interest	355	-	355
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	95,742	103,050	236,081
Net Cash Used In Operating Activities	(16,060)	(35,522)	(786,327)

Cash Flows From Financing Activities:
Proceeds from note payable	15,751	20,000	35,751
Proceeds from issuance of common stock, net of offering costs	-	10,000	750,701
Net Cash Provided by Financing Activities	15,751	30,000	786,452

Net Increase (Decrease) in Cash	(309)	(5,522)	125

Cash at Beginning of Period	434	5,956	-

Cash at End of Period	$125	$434	$125

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions, the valuation of in kind contribution of services and the valuation on deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2013 and 2012, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the years ended July 31, 2013 and 2012, the effect of 6,155,100 and 6,155,100 outstanding warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2013	July 31, 2012

Deferred tax liability	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	394,147	351,047
Valuation Allowance	(394,147)	(351,047)
Net deferred tax asset	-	-
Net deferred tax liability	-	-
	$-	$-

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033.

As of July 31, 2013, the Company has a net operating loss carryforward of approximately $1,022,409 available to offset future taxable income through July 31, 2033. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033. The Company’s federal income tax returns for the years ended July 31, 2009 through July 31, 2013 remain subject to examination by the Internal Revenue Service and State Taxing Authorities as of July 31, 2013.

The net change in the valuation allowance for the year ended  July 31, 2013 and 2012 was an increase of $43,099 and $53,420, respectively.

The components of income tax expense related to continuing operations are as follows:

	2013	2012
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	July 31, 2013	July 31, 2012
Statutory rate applied to earnings before income taxes:	$(49,250)	$(59,434)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	43,099	53,420
Non-deductible expenses	6,151	6,014
Income Tax Expense	$-	$-

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

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

(H) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2      NOTES PAYABLE

During the year ended July 31, 2013,  a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest.

During June 2013, the Company received $7,694 from  a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest.

On November 13, 2012 the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $260 as an in-kind contribution of interest.

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on, on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 due December 28, 2012 and bearing interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  As of July 31,2013, the Company recorded $2,222 in accrued interest.

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

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

The Company also issued 15,000,000 shares of common stock to its founders for $500 ($0.00003 per share) (See note 5).

(B) In-Kind Contribution

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 5).

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

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

(C) Warrants

The following tables summarize all warrant grants for the period ended July 31, 2013, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2012	6,155,100	$0.83
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at July 31, 2013	6,155,100	0.83
Warrants exercisable at July 31, 2013	6,155,100	$0.83

Of the total warrants outstanding, 6,155,100 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 3(A)).  During the year ended July 31, 2013, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

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

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2013

NOTE 5      RELATED PARTY TRANSACTIONS

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest.

During June, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest.

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the year ended July 31, 2012, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 3(B)).

On June 18, 2010, the Company issued 15,000,000 shares of common stock to its founders having a fair value of $500 ($0.00003/share) in exchange for cash provided (See Note 3 (A)).

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 4).

NOTE 6      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $271,707, used cash in operations of $786,327 from inception and has a net loss since inception of $1,071,663. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and officers, as of October 29, 2013, is set forth below. On May 22, 2012, Mr. Scott Williams resigned as our President and Chief Executive Officer, and member of the Board of Directors, and Mr. David Callan resigned as our Chief Financial Officer effective immediately, and Mr. Peter Coker was appointed as our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors effectively immediately.  In accordance with Rule 14f-1 under the Exchange Act, Mr. Scott Williams’ and Mr. David Callans’ resignations from, and Mr. Peter Coker’s appointment to, our Board of Directors became effective on May 22, 2012.

On August 14, 2012, the Board of Directors unanimously appointed Allen Sharpe as a member of the Board bringing the number of members of the Board to two.  Mr. Sharpe will hold office until the next annual general meeting of our shareholders or until removed from office in accordance with the Company’s bylaws.

Name	Age	Position and Offices Held
Peter Coker	71	Chairman, President, Chief Executive Officer, and Chief Financial Officer
Allen Sharpe	71	Director

Peter Coker  is the founder and Managing Director of Tryon Capital Ventures, a Merchant Banking firm in Chapel Hill, NC since January 2004. Mr. Coker’s role has been to consult with companies and assist them  in completing their funding, doing restructurings, or getting them public. He works with companies from the Southeastern part of the US and Asia.  From January 2000 to December 2003 Mr. Coker was the founder and Managing Director of Tryon Capital Partners, a Merchant Banking firm in Chapel Hill, NC. Mr. Coker’s role was to consult with companies that needed to raise debt or equity and to take a position on the Board of those companies in order to help steer them to a goal. He assisted in the Capital Restructuring of companies along with assisting in the Leveraged Buy Out process with some entities.  From January 1996 to December 1999 Mr. Coker was the Managing Director of Capital Investment Partners, an Investment Banking Firm in Raleigh, NC. Mr. Coker’s role was to assist companies in their Capital Raise, Capital Restructuring, Mergers and Acquisitions, Leveraged Buy Outs, and taking them to the Public Markets.  From October 1979 to December 1995 Mr. Coker was the founder and Managing Director of American Asset Management Company, Inc., a Registered Investment Advisory firm in New York City. He managed both Institutional and Individual Portfolios with full discretion. He managed over a billion dollars with over half of that in Institutional Portfolios from the United States. Slightly less than half was from offshore investors which were invested in Sovereign Bonds with a Currency Hedge. American Asset Management Company, Inc. managed Endowment Funds, Taft Hartley Funds, Pension and Profit Sharing Funds, Corporate Funds, and High Net Worth Individuals.

Allen Sharpe has served as Director of Alternative Energy and Environmental Solutions, Inc. since August 14, 2012.  Since the beginning of 2012, Mr. Sharpe has been the president of Biomass Industries Inc.  From 2009 to 2012, Mr. Sharpe has been the President of U.S. Ecofuels, Inc. developing biomass torrefaction technology and projects.  From 2005 to 2009, Mr. Sharpe was the President of Biomass Investment Group, Inc., where he developed biomass gasification and energy crop technology.   From 1991 to 2005, Mr. Sharpe was a business consultant for various assisted living facilities.  Prior to consulting, from 1982 to 1990, Mr. Sharpe was the President of P.B Scotts Music Hall, where he developed and operated entertainment facilities.  Also, during that time, Mr. Sharpe was the President of Carolina Living, Inc. where he developed assisted living facilities.  From 1972 to 1975, Mr. Sharpe was an attorney for CBIG, a REIT managed by First Union Bank.  Prior to his position at CBIG, he was involved in the private practice of law.  Mr. Sharpe received his Juris Doctor from the University Of North Carolina School Of Law and attended High Point University, where he received an A.B. in History and Political Science.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Peter Coker President Chief Executive Officer, and Chief Financial Officer (1)	2013 2012	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

Scott Williams Former President and Chief Executive Officer (2)	2013 2012	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

David Callan Former Chief Financial Officer (3)	2013 2012	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

(1)	Peter Coker was appointed as President, Chief Executive Officer, and Chief Financial Officer of the Company on May 22, 2012.
(2)	Scott Williams resigned as President and Chief Executive of the Company on May 22, 2012.
(3)	David Callan resigned as Chief Financial Officer of the Company on May 22, 2012.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of July 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 29, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 29, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 29, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Beneficial owners of more than 5% of our common stock

Linda Hiatt	7,350,000	40.658%
Peter Coker	7,537,008	41.693%

Directors and named executive officers

Peter Coker	7,537,008	41.693%
Allen Sharpe	0	* %
All directors and executive officers as a group (2 persons)	7,537,008	41.693%

* Denotes less than 1%
(1) Based on 18,077,550 shares issued and outstanding as of October 29, 2013.
We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following are the related party transactions in which we have engaged since August 1, 2012:

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement.

During the year ended July 31, 2013, Europa Capital Partners paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest.

During June, 2013, the Company received $7,694 from Peter Coker. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest.

For the year ended July 31, 2013, Peter Coker, President and Chief Executive Officer of the Company contributed services having a fair value of $15,600 (See Note 3(B)).

Director Independence

Allan Sharpe is our independent director. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2013 and 2012, we were billed approximately $14,711 and $13,500, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $0 for the fiscal years ended July 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended July 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2013 and 2012.

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Dated: October 29, 2013	By:	/s/ Peter Coker
Peter Coker President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Coker	President, Chief Executive Officer, Chief Financial Officer, and Director	October 29, 2013
Peter Coker

/s/ Allen Sharpe	Director	October 29, 2013
Allen Sharpe