Form 10-Q
period 2013-10-31
Alternative Energy & Environmental Solutions, Inc.
filed 2013-12-16
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of December 16, 2013, there were 18,077,550 shares, $0.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended October 31, 2013

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

Item 1. Financial Statements

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF OCTOBER 31, 2013 (UNAUDITED) AND AS OF JULY 31, 2013

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO OCTOBER 31, 2013 (UNAUDITED)

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$124	$125
Total Assets	$124	$125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable & Accrued Expenses	$261,821	$233,859
Accrued Interest Payable	2,555	2,222
Notes Payable	26,034	26,034
Notes Payable Related Party	11,217	9,717
Total Liabilities	301,627	271,832

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency

Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	802,292	798,148
Deficit accumulated during the development stage	(1,105,603)	(1,071,663)
Total Stockholders' Deficiency	(301,503)	(271,707)
Total Liabilities and Stockholders' Deficiency	$124	$125

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended		For the period from June 10, 2010 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Operating Expenses
Professional fees	$11,027	$18,557	$197,842
Consulting Expense	13,663	13,500	782,523
General and administrative	5,915	7,982	107,035
Total Operating Expenses	30,605	40,039	1,087,400

LOSS FROM OPERATIONS	(30,605)	(40,039)	(1,087,400)

Other Income Expense
Interest Expense	(3,335)	(2,991)	(18,203)

Loss before taxes	(33,940)	(43,030)	(1,105,603)

Provision for Income Taxes	-	-	-

NET LOSS	$(33,940)	$(43,030)	$(1,105,603)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,077,550	18,077,550

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to October 31, 2013
(Unaudited)
						Deficit
						accumulated		Total
					Additional	during the		Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.0001 per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.75/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.75/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

In kind contribution of interest	-	-	-	-	355	-	-	355

Net loss for the year ended July 31, 2013	-	-	-	-	-	(127,757)	-	(127,757)

Balance, July 31, 2013	-	-	18,077,550	1,808	798,148	(1,071,663)	-	(271,707)

In kind contribution of services	-	-	-	-	3,900	-	-	3,900

In kind contribution of interest	-	-	-	-	244	-	-	244

Net loss for the three months ended October 31, 2013	-	-	-	-	-	(33,940)	-	(33,940)

Balance, October 31, 2013	-	$-	18,077,550	$1,808	$802,292	$(1,105,603)	$-	$(301,503)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from June 10, 2010 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(33,940)	$(43,030)	$(1,105,603)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	3,900	52,800
In-kind contribution of interest	244	-	599
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	28,295	38,941	264,376
Net Cash Used In Operating Activities	(1,501)	(189)	(787,828)

Cash Flows From Financing Activities:
Proceeds from note payable	1,500	-	37,251
Proceeds from issuance of common stock, net of offering costs	-	-	750,701
Net Cash Provided by Financing Activities	1,500	-	787,952

Net Increase (Decrease) in Cash	(1)	(189)	124

Cash at Beginning of Period	125	434	-

Cash at End of Period	$124	$245	$124

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2013
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2013 and July 31, 2013, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the three months ended October 31, 2013 and 2012, the effect of 6,155,100 and 6,155,100 warrants, respectively, is anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

(H) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC, did not, or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2             NOTES PAYABLE

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. During the three months ended October 31, 2013, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the three months ended October 31, 2013 the Company recorded $32 as an in-kind contribution of interest.

During June 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the three months ended October 31, 2013 the Company recorded $117 as an in-kind contribution of interest.

On November 13, 2012 the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $260 as an in-kind contribution of interest. For the three months ended October 31, 2013 the Company recorded $95 as an in-kind contribution of interest.

August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 due August 23, 2012 and bearing interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. Then on, on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 due December 28, 2012 and bearing interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. As of October 31, 2013, the Company recorded $2,555 in accrued interest.

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

(B) In-Kind Contribution

For the three months ended October 31, 2013, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

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

(C) Warrants

The following tables summarize all warrant grants for the period ended October 31, 2013, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2013	6,155,100	$0.83
Granted	-	0.83
Exercised	-
Forfeited	-
Balance at October 31, 2013	6,155,100	0.83
Warrants exercisable at October 31, 2013	6,155,100	$0.83
October 31, 2013

Of the total warrants outstanding, 6,155,100 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 3(A)).  During the period ended October 31, 2013, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

(D) Stock Split

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4            COMMITMENTS

On June 4, 2010, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement. (See Note 5)

NOTE 5            RELATED PARTY TRANSACTIONS

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. During the three months ended October 31, 2013, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the three months ended October 31, 2013 the Company recorded $32 as an in-kind contribution of interest.

During the year ended July 31, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the three months ended October 31, 2013 the Company recorded $117 as an in-kind contribution of interest.

For the three months ended October 31, 2013, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 3(B)).

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

NOTE 6            GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $301,503, used cash in operations of $787,828 from inception and has a net loss since inception of $1,105,603. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7            SUBSEQUENT EVENT

On November 4, 2013, the Company received an unsecured loan of $100,000 from an individual bearing interest at 8% and due February 3, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operation

Comparison for the three months ended October 31, 2013 and 2012

Revenue: Revenues for the three months ended October 31, 2013 were $0, compared with $0 in the three months ended October 31, 2012, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner.

Total Operating Expenses: Total operating expenses for the three months ended October 31, 2013 were $30,605, compared with $40,039 in three months ended October 31, 2012, reflecting a decrease of 23.6%. The decrease in the three months ended October 31, 2013 was primarily attributable to the Company’s effort to cut costs. The Company was able to reduce the monthly Professional Fees by $7,530 and also reduced some General and Administrative Expenses by $2,067.

Loss from Operations: Loss from operations for the three months ended October 31, 2013 were $30,605, compared with $40,039 in three months ended October 31, 2012, reflecting a decrease of 23.6%. The decrease in loss from operations in the three months ended October 31, 2013 was primarily attributable to the Company’s effort to cut costs.

Net loss: We incurred a net loss of $33,940 in the three months ended October 31, 2013 compared to a net loss of $43,030 in the three months ended October 31, 2012.

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

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $301,503, used cash in operations of $787,828 from inception and has a net loss since inception of $1,105,603. Our independent auditor raises substantial doubt about Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures.

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

During the assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1(*)	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (*)	XBRL Instance Document

101.SCH (*)	XBRL Taxonomy Schema

101.CAL (*)	XBRL Taxonomy Calculation Linkbase

101.DEF (*)	XBRL Taxonomy Definition Linkbase

101.LAB (*)	XBRL Taxonomy Label Linkbase

101.PRE (*)	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Date: December 16, 2013	By:	/s/ Peter Coker
Peter Coker
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)