Form 10-Q
period 2014-01-31
Alternative Energy & Environmental Solutions, Inc.
filed 2014-03-17
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 14, 2014, there were 18,077,550 shares, $0.0001 par value per share, of common stock outstanding.

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

Item 1. Financial Statements

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2014 (UNAUDITED) AND AS OF JULY 31, 2013

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2014 AND 2013, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO JANUARY 31, 2014 (UNAUDITED)

PAGES	6 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2014	July 31, 2013
	(Unaudited)

Current Assets
Cash	$24,282	$125
Note Receivable, Net	-	-
Total Assets	$24,282	$125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$258,253	$233,859
Accrued Interest Payable	4,809	2,222
Notes Payable	26,034	26,034
Notes Payable - Related Party	100,000	9,717
Total Liabilities	389,096	271,832

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	806,311	798,148
Deficit accumulated during the development stage	(1,172,933)	(1,071,663)
Total Stockholders' Deficiency	(364,814)	(271,707)
Total Liabilities and Stockholders' Deficiency	$24,282	$125

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from June 10, 2010 (Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013	January 31, 2014
Operating Expenses
Professional fees	$12,313	$9,364	$23,340	$27,921	$210,155
Consulting Expense	13,500	13,500	27,163	27,000	796,023
General and administrative	36,458	7,749	42,373	15,731	143,493
Total Operating Expenses	62,271	30,613	92,876	70,652	1,149,671

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(62,271)	(30,613)	(92,876)	(70,652)	(1,149,671)

Other Income Expense
Interest Expense	(5,059)	(398)	(8,394)	(3,389)	(23,262)

Total Other Expense - net	(67,330)	(31,011)	(101,270)	(74,041)	(1,172,933)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(67,330)	$(31,011)	$(101,270)	$(74,041)	$(1,172,933)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,077,550	18,077,550	18,077,550	18,077,550

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to January 31, 2014
(Unaudited)

						Deficit accumulated		Total
	Preferred Stock		Common stock		Additional	during the		Stockholders'
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.00003 / per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.25/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.25/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

In kind contribution of interest	-	-	-	-	355	-	-	355

Net loss for the year ended July 31, 2013	-	-	-	-	-	(127,757)	-	(127,757)

Balance, July 31, 2013	-	-	18,077,550	1,808	798,148	(1,071,663)	-	(271,707)

In kind contribution of services	-	-	-	-	7,800	-	-	7,800

In kind contribution of interest	-	-	-	-	363	-	-	363

Net loss for the six months ended January 31, 2014	-	-	-	-	-	(101,270)	-	(101,270)

Balance, January 31, 2014	-	$-	18,077,550	$1,808	$806,311	$(1,172,933)	$-	$(364,814)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from June 10, 2010(Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(101,270)	$(74,041)	$(1,172,933)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	25,000	-	25,000
In-kind contribution of services	7,800	7,800	56,700
In-kind contribution of interest	363	-	718
Changes in operating assets and liabilities:
Increase in note receivable	(25,000)	-	(25,000)
Increase in accounts payable and accrued expenses	26,981	59,897	263,062
Net Cash Used In Operating Activities	(66,126)	(6,344)	(852,453)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from note payable	-	6,034	26,034
Proceeds from Note payable- Related party	101,500	-	111,217
Repayment of Note payable - Related party	(11,217)	-	(11,217)
Proceeds from issuance of common stock, net of offering costs	-	-	750,701
Net Cash Provided by Financing Activities	90,283	6,034	876,735

Net Increase (Decrease) in Cash	24,157	(310)	24,282

Cash at Beginning of Period	125	434	-

Cash at End of Period	$24,282	$124	$24,282

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2014
(UNAUDITED)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2014 and July 31, 2013, the Company had no cash equivalents.

(D) Loss Per Share

In accordance with the accounting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss for the six months ended January 31, 2014 and 2013, the effect of 6,155,100 and 6,155,100 warrants, respectively, is anti-dilutive.  A separate computation of diluted loss per share is not presented.

(E) Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC Topic 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H) Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by the Company’s management, to have a material impact on the Company’s present or future financial statements.

NOTE 2     NOTES PAYABLE

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $260 as an in-kind contribution of interest. For the six months ended January 31, 2014 the Company recorded $192 as an in-kind contribution of interest (see Note 4(B)).

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of January 31, 2014, the Company recorded $2,831 in accrued interest.

NOTE 3     NOTES PAYABLE – RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  As of January 31, 2014, the Company recorded $1,978 in accrued interest (see Note 6).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. During the six months ended January 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the six months ended January 31, 2013 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the six months ended January 31, 2014 (see Notes 4(B) & 6).

During June 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the six months ended January 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the six months ended January 31, 2014 (see Notes 4(B) & 6).

NOTE 4     STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(A) Common Stock and Warrants Issued for Cash

During the year ended July 31, 2012 the Company issued 40,002 units of common stock for $10,000 ($0.25/unit).  Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 40,002 shares of common stock and 80,004 warrants to purchase common stock at an exercise price of $0.83 per share.

For the period ended July 31, 2010, the Company issued 3,037,548 units, for cash. Each unit consisted of one share of common stock and two warrants to purchase common stock for a total of 3,037,548 shares of common stock and 6,075,096 warrants to purchase common stock for $759,376($0.25/share) less stock offering costs of $15,000.  In addition, the Company also received the right to immediately call the warrants if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater (see Note 4(C)). Of the total funds raised, $54,000 was recorded as a subscription receivable.  The $54,000 was received August 4, 2010 and $4,175 of stock offering costs were recorded.

The Company also issued 15,000,000 shares of common stock to its founders for $500 ($0.00003 per share) (See note 6).

(B) In-Kind Contribution

For the six months ended January 31, 2014, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 6).

For the six months ended January 31, 2013 the Company recorded a total of $363 as an in-kind contribution of interest (See Notes 2, 3 & 6).

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the year ended July 31, 2013 the Company recorded a total of $355 as an in-kind contribution of interest (See Notes 2, 3 & 6).

For the year ended July 31, 2012, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 6).

(C) Warrants

The following tables summarize all warrant grants for the period ended January 31, 2014, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2013	6,155,100	$0.83
Granted	-	0.83
Exercised	-
Forfeited	-
Balance at January 31, 2014	6,155,100	0.83
Warrants exercisable at January 31, 2014	6,155,100	$0.83

Of the total warrants outstanding, 6,155,100 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 4(A)).  During the period ended January 31, 2014, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

(D) Stock Split

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 5     COMMITMENTS AND CONTINGENCIES

On June 4, 2010, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 6).

NOTE 6     RELATED PARTY TRANSACTIONS

November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  As of January 31, 2014, the Company recorded $1,978 in accrued interest (See Note 3).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. During the six months ended January 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the six months ended January 31, 2013 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the six months ended January 31, 2014 (See Notes 3 & 4(B)).

During the year ended July 31, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the six months ended January 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the six months ended January 31, 2014 (See Notes 3 & 4(B)).

For the six months ended January 31, 2013 the Company recorded a total of $363 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the six months ended January 31, 2014, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 4(B)).

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(B)).

For the year ended July 31, 2013 the Company recorded a total of $355 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the year ended July 31, 2012, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(B)).

For the year ended July 31, 2011, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(B)).

For the year ended July 31, 2010, a shareholder of the Company contributed services having a fair value of $2,100 (See Note 4(B)).

On June 18, 2010, the Company issued 15,000,000 shares of common stock to its founders having a fair value of $500 ($0.00003/share) in exchange for cash provided (See Note 4 (A)).

On June 4, 2010, the Company entered into a consulting agreement with Tryon Capital Ventures, LLC (“Tryon”), a related party, to receive administrative and other miscellaneous services.  Peter Coker is a 50% owner of Tryon.  The Company is required to pay $4,500 a month.  The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 5).

NOTE 7     NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 at January 31, 2014 for this note.

NOTE 8     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $364,814, used cash in operations of $852,453 from inception and has a net loss since inception of $1,172,933. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

The Company was incorporated in the State of Nevada on June 10, 2010 to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new AEES technology could help licensees tap the market.

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

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offered.

Results of Operation

Comparison for the three months ended January 31, 2014 and 2013

Revenue: Revenues for the three months ended January 31, 2014 were $0, compared with $0 in the three months ended January 31, 2013, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the three months ended January 31, 2014 were $62,271, compared with $30,613 in three months ended January 31, 2013, reflecting an increase of $31,658 or 103.4%. The increase in the three months ended January 31, 2014 was primarily attributable to  costs for becoming DTC eligible.

Loss from Operations: Loss from operations for the three months ended January 31, 2014 were $62,271, compared with $30,613 in three months ended January 31, 2013, reflecting an increase of $31,658 or 103.4%. The increase in loss from operations in the three months ended January 31, 2014 was primarily attributable  To costs associated with becoming DTC eligible.

Net loss: We incurred a net loss of $67,330 in the three months ended January 31, 2014 compared to a net loss of $31,011 in the three months ended January 31, 2013, reflecting an increase of 36,319 or 117%. The increase is primarily a result of DTC eligibility costs.

Comparison for the six months ended January 31, 2014 and 2013

Revenue: Revenues for the six months ended January 31, 2014 were $0, compared with $0 in the six months ended January 31, 2013, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the six months ended January 31, 2014 were $92,876, compared with $70,652 in six months ended January 31, 2013, reflecting an increase of $22,224 or 31.5%. The increase in the six months ended January 31, 2014 was primarily attributable to costs for becoming DTC eligible.

Loss from Operations: Loss from operations for the six months ended January 31, 2014 were $92,876, compared with $70,652 in six months ended January 31, 2013, reflecting an increase of $22,224 or 31.5%. The increase in loss from operations in the six months ended January 31, 2014 was primarily attributable cost associated with becoming DTC eligible.

Net loss: We incurred a net loss of $101,270, compared with $74,041 in six months ended January 31, 2013, reflecting an increase of $27,229 or 36.78%. The increase is primarily a result of DTC eligibility costs.

Liquidity and Capital Resources

We raised cash to grow our business through a private placement that was completed on July 31, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. We are actively seeking a strategic partner to merge with or sell to. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-Q, we have no other financing plans.

On June 18, 2010, we issued 15,000,000 shares of common stock to Scott Williams, the former President and Chief Executive Officer of the Company, pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Mr. Williams, the founder of the Company, contributed $500 for the 15,000,000 shares.

We anticipate that depending on market conditions and our plan of operations, we may incur continued operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $364,814, used cash in operations of $852,453 from inception and has a net loss since inception of $1,172,933. Our independent auditor raises substantial doubt about Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company accounts for income taxes under FASB ASC Topic 740 income taxes (“ASC Topic 740”).  Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA, and the SEC, did not or are not believed by the Company’s management, to have a material impact on the Company’s present or future financial statements.

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

During the assessment of the effectiveness of internal control over financial reporting as of January 31, 2014, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000, which was due on February 3, 2014.  The note bears an interest rate of 8% per annum.  The Company is currently in default and expects to make the necessary payments whenever the Company is able to make such payments.  As of January 31, 2014, the Company recorded $1,978 in accrued interest.

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Date: March 17, 2014	By:	/s/ Peter Coker
Peter Coker
President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)