Form 10-Q
period 2014-04-30
Alternative Energy & Environmental Solutions, Inc.
filed 2014-06-16
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 16, 2014, there were 18,077,550 shares, $0.0001 par value per share, of common stock outstanding.

ALTERNATIVE ENERGY AND ENVIRONMENTAL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the
Period Ended April 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2014 (UNAUDITED) AND AS OF JULY 31, 2013

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2014 AND 2013, AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD FROM JUNE 10, 2010 (INCEPTION) TO APRIL 30, 2014 (UNAUDITED)

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2014	July 31, 2013
	(Unaudited)

Current Assets
Cash	$5,079	$125
Note Receivable, Net	-	-
Total Assets	$5,079	$125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$288,346	$233,859
Accrued Interest Payable	7,204	2,222
Notes Payable	26,034	26,034
Loan payable Notes Payable - Related Party	100,000	9,717
Total Liabilities	421,584	271,832

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,077,550 shares and 18,077,550 issued and outstanding, respectively	1,808	1,808
Additional paid-in capital	810,306	798,148
Deficit accumulated during the development stage	(1,228,619)	(1,071,663)
Total Stockholders' Deficiency	(416,505)	(271,707)
Total Liabilities and Stockholders' Deficiency	$5,079	$125

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from June 10, 2010 (Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
Operating Expenses
Professional fees	$12,017	$4,245	$35,357	$32,166	$222,172
Consulting Expense	13,500	13,500	40,663	40,500	809,523
General and administrative	24,910	5,661	67,283	21,392	168,403
Total Operating Expenses	50,427	23,406	143,303	94,058	1,200,098

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(50,427)	(23,406)	(143,303)	(94,058)	(1,200,098)

Other Income Expense
Interest Expense	(5,259)	(3,248)	(13,653)	(6,637)	(28,521)

Total Other Expense - net	(55,686)	(26,654)	(156,956)	(100,695)	(1,228,619)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(55,686)	$(26,654)	$(156,956)	$(100,695)	$(1,228,619)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,077,550	18,077,550	18,077,550	18,077,550

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from June 10, 2010 (Inception) to April 30, 2014
(Unaudited)

					Additional	Deficit accumulated during the		Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance June 10, 2010	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash to founders ($0.00003 / per share)			15,000,000	1,500	(1,000)	-	-	500

Common stock issued for cash ($0.25/ per share)	-	-	3,037,548	304	759,072	-	(54,000)	705,376

Stock Offering Costs	-	-	-	-	(15,000)	-	-	(15,000)

In kind contribution of services	-	-	-	-	2,100	-	-	2,100

Net loss for the period June 10, 2010 (inception) to July 31, 2010	-	-	-	-	-	(212,440)	-	(212,440)

Balance, July 31, 2010	-	-	18,037,548	1,804	745,172	(212,440)	(54,000)	480,536

Collection of stock subscription receivable	-	-	-	-	-	-	54,000	54,000

Stock Offering Costs	-	-	-	-	(4,175)	-	-	(4,175)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2011	-	-	-	-	-	(577,294)	-	(577,294)

Balance, July 31, 2011	-	-	18,037,548	1,804	756,597	(789,734)	-	(31,333)

Common stock issued for cash ($0.25/ per share)	-	-	40,002	4	9,996	-	-	10,000

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

Net loss for the year ended July 31, 2012	-	-	-	-	-	(154,172)	-	(154,172)

Balance, July 31, 2012	-	-	18,077,550	1,808	782,193	(943,906)	-	(159,905)

In kind contribution of services	-	-	-	-	15,600	-	-	15,600

In kind contribution of interest	-	-	-	-	355	-	-	355

Net loss for the year ended July 31, 2013	-	-	-	-	-	(127,757)	-	(127,757)

Balance, July 31, 2013	-	-	18,077,550	1,808	798,148	(1,071,663)	-	(271,707)

In kind contribution of services	-	-	-	-	11,700	-	-	11,700

In kind contribution of interest	-	-	-	-	458	-	-	458

Net loss for the nine months ended April 30, 2014	-	-	-	-	-	(156,956)	-	(156,956)

Balance, April 30, 2014	-	$-	18,077,550	$1,808	$810,306	$(1,228,619)	$-	$(416,505)

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from June 10, 2010 (Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(156,956)	$(100,695)	$(1,228,619)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	25,000	-	25,000
In-kind contribution of services	11,700	11,700	60,600
In-kind contribution of interest	458	167	813
Changes in operating assets and liabilities:
Increase in note receivable	(25,000)	-	(25,000)
Increase in accounts payable and accrued expenses	59,469	82,485	295,550
Net Cash Used In Operating Activities	(85,329)	(6,343)	(871,656)

Cash Flows From Financing Activities:
Proceeds from note payable	-	6,034	26,034
Proceeds from Note payable- Related party	101,500	-	111,217
Repayment of Note payable - Related party	(11,217)	-	(11,217)
Proceeds from issuance of common stock, net of offering costs	-	-	750,701
Net Cash Provided by Financing Activities	90,283	6,034	876,735

Net Increase (Decrease) in Cash	4,954	(309)	5,079

Cash at Beginning of Period	125	434	-

Cash at End of Period	$5,079	$125	$5,079

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements

Alternative Energy & Environmental Solutions, Inc.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2014
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

Alternative Energy and Environmental Solutions, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on June 10, 2010 to market an innovative new biotechnology that utilizes nutrient stimulants – organic microbes – to extract coalbed methane more efficiently in high-production as well as from low-producing, depleted and abandoned coalmines in the U.S.. Coalbed methane is a clean-burning natural gas used for heating in homes and is used to generate electricity.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2014 and July 31, 2013, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the nine months ended April 30, 2014 and 2013, the effect of 6,155,100 and 6,155,100 warrants, respectively, is anti-dilutive.  A separate computation of diluted loss per share is not presented.

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

NOTE 2     NOTES PAYABLE

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $260 as an in-kind contribution of interest. For the nine months ended April 30, 2014 the Company recorded $287 as an in-kind contribution of interest (see Note 4(B)).

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of April 30, 2014, the Company recorded $3,237 in accrued interest.

NOTE 3     NOTES PAYABLE – RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  As of April 30, 2014, the Company recorded $3,967 in accrued interest (see Note 6).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. During the nine months ended April 30, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the nine months ended April 30, 2014 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the nine months ended April 30, 2014 (see Notes 4(B) & 6).

During June 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the nine months ended April 30, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the nine months ended April 30, 2014 (see Notes 4(B) & 6).

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

(B) In-Kind Contribution

For the nine months ended April 30, 2014, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 6).

For the nine months ended April 30, 2014, the Company recorded a total of $458 as an in-kind contribution of interest (See Notes 2, 3 & 6).

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

(C) Warrants

The following tables summarize all warrant grants for the period ended April 30, 2014, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at July 31, 2013	6,155,100	$0.83
Granted	-	0.83
Exercised	-
Forfeited	-
Balance at April 30, 2014	6,155,100	0.83
Warrants exercisable at April 30, 2014	6,155,100	$0.83

Of the total warrants outstanding, 6,155,100 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater.  This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 4(A)).  During the period ended April 30, 2014, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

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

NOTE 6     RELATED PARTY TRANSACTIONS

November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  As of April 30, 2014, the Company recorded $3,967 in accrued interest (See Note 3).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. During the nine months ended April 30, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the nine months ended April 30, 2014, the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the nine months ended April 30, 2014 (See Notes 3 & 4(B)).

During the year ended July 31, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the nine months ended April 30, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the nine months ended April 30, 2014 (See Notes 3 & 4(B)).

For the nine months ended April 30, 2014 the Company recorded a total of $458 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the nine months ended April 30, 2014, a shareholder of the Company contributed services having a fair value of $11,700 (See Note 4(B)).

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

NOTE 7     NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 at April 30, 2014 for this note.

NOTE 8     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $416,505, used cash in operations of $871,656 from inception and has a net loss since inception of $1,228,619. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Comparison for the three months ended April 30, 2014 and 2013

Revenue: Revenues for the three months ended April 30, 2014 were $0, compared with $0 in the three months ended April 30, 2013, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the three months ended April 30, 2014 were $50,427 compared with $23,406 in the three months ended April 30, 2013, reflecting an increase of $27,021 or 115%. The increase was primarily attributable to the increase in professional fees and general and administrative fees during the three months ended April 30, 2014.

Loss from Operations: Loss from operations for the three months ended April 30, 2014 were $50,427 compared with $23,406 in the three months ended April 30, 2013, reflecting an increase of $27,021 or 115%. The increase in loss from operations was primarily attributable to the increase in professional fees and general and administrative fees.

Net loss: We incurred a net loss of $55,686 in the three months ended April 30, 2014, compared to a net loss of $26,654 in the three months ended April 30, 2013, reflecting an increase of $29,032 or 109%.  The increase was primarily attributable to the increase in professional fees and general and administrative fees.

Comparison for the nine months ended April 30, 2014 and 2013

Revenue: Revenues for the nine months ended April 30, 2014 were $0, compared with $0 in the nine months ended April 30, 2013, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the nine months ended April 30, 2014 were $143,303 compared with $94,058 in the nine months ended April 30, 2013, reflecting an increase of $49,245 or 52%. The increase was primarily attributable to the increase in professional fees and general and administrative fees during the nine months ended April 30, 2014.

Loss from Operations: Loss from operations for the nine months ended April 30, 2014 were $143,303 compared with $94,058 in the nine months ended April 30, 2013, reflecting an increase of $49,245 or 52%. The increase in loss from operations was primarily attributable to the increase in professional fees and general and administrative fees.

Net loss: We incurred a net loss of $156,956 in the nine months ended April 30, 2014, compared to a net loss of $100,695 in the nine months ended April 30, 2013, reflecting an increase of $56,261 or 56%.  The increase was primarily attributable to the increase in professional fees and general and administrative fees.

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

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with limited operations, a working capital and stockholders’ deficiency of $416,505, used cash in operations of $871,656 from inception and has a net loss since inception of $1,228,619. Our independent auditor raises substantial doubt about Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the assessment of the effectiveness of internal control over financial reporting as of April 30, 2014, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant is a certified public accountant in the U.S. and has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of April 30, 2014, the Company recorded $3,237 in accrued interest.

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which was due on February 3, 2014. The note bears interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  As of April 30, 2014, the Company recorded $3,967 in accrued interest.

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

ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.

Date: June 16, 2014	By:	/s/ Peter Coker
Peter Coker
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)