Form 10-K
period 2014-07-31
Alternative Energy & Environmental Solutions, Inc.
filed 2014-11-12
CIK 1504239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-170118

UNIQUE GROWING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

100 Europa Drive, Suite 455 Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 919-933-2720

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2014: $1,754,798.

As of November 10, 2014, there were approximately 18,506,528 shares of the registrant’s common stock outstanding.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Unique Growing Solutions, Inc. (f/k/a Alternative Energy & Environmental Solutions, Inc.)  “SEC” refers to the Securities and Exchange Commission.

The information presented in this 10-K reflects our 3-for-1 forward stock split, which became effective as of August 22, 2012.

PART I

Item 1.	Business.

Our Company

Unique Growing Solutions, Inc. (f/k/a Alternative Energy & Environmental Solutions, Inc. (the “Company”)), a Nevada Corporation, was incorporated on June 10, 2010 to market an innovative new biotechnology that utilizes nutrient stimulants organic microbes to extract coalbed methane more efficiently in high-production, as well as from low-producing, depleted and abandoned coalmines in the U.S. Coalbed methane is a clean-burning natural gas used for heating in homes and is used to generate electricity.

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

The Company began operations in June 2010, and currently has no operations or revenues.

The Company’s principal executive office location and mailing address is 100 Europa Drive, Suite 455, Chapel Hill, NC 27517 and its telephone number is 919-933-2720.

History

The Company was incorporated on June 10, 2010 in the State of Nevada. We  currently have no operations or revenues.

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

On August 14, 2012, the Company’s board of directors (the “Board”) appointed Mr. Sharpe to the Board.

On March 20, 2014 the Board appointed Richard Johnson to the Board.

On June 10, 2014, Mr. Sharpe resigned as a member of the Board. Mr. Sharpe did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

On August 1, 2014, Mr. Peter Coker submitted to the Company a resignation letter pursuant to which he resigned from his position as the Company’s sole officer. Mr. Coker did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Mr. Coker remains a member of the Board.

On August 1, 2014, the Company entered into an Employment Agreement with Mr. Johnson for Mr. Johnson to serve as the Chief Executive Officer, President, and Chief Financial Officer of the Company. On the same date, the Company issued 25 million shares of common stock to Mr. Johnson giving him control of the company via his ownership of over 50% of the Company’s common stock.

On August 1, 2014, the Board appointed Peter Bianchi to the Board.

In connection with these appointments, the Company intended to change its business operations to that of a sales and leasing concern catering to the greenhouse agricultural industry. It intended to focus on the organic and natural food industry as well as the emerging cannabis sector.

On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.”

Effective as of October 7, 2014 (the “Settlement Date”), Mr. Bianchi resigned as a member of the Board. Mr. Bianchi’s resignation was pursuant to a Settlement Agreement and Release (the “Settlement Agreement”), by and among the Company, Mr. Johnson, and Mr. Bianchi. Mr. Bianchi did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Pursuant to the Settlement Agreement, effective as of the Settlement Date, Mr. Johnson resigned as the Company’s sole officer and as a member of the Board. Although Mr. Johnson and the Company did not agree on the Company’s business plan going forward, Mr. Johnson resigned as a result of being a party to the Settlement Agreement and not as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Pursuant to the Settlement Agreement, Mr. Johnson received $52,000 between the dates of October 20 and October 24, 2014.

Pursuant to the Settlement Agreement, Mr. Johnson will be returning the physical share certificates evidencing his ownership of 25 million shares of the Company’s common stock and the Company will then instruct its transfer agent to cancel these 25 million shares. As of November 10, 2014, these shares had not yet been cancelled.

Pursuant to the Settlement Agreement, once the 25 million shares have been cancelled, the Company will be required to: (i) issue 100,000 shares of the Company’s common stock to Mr. Johnson; and (ii) change its name from Unique Growing Solutions to another name. As of November 10, 2014, these shares had not yet been issued and the name had not yet been changed.

Effective as of the Settlement Date, Mr. Coker, the Company’s sole remaining director, was appointed the Company’s sole officer. Mr. Coker will serve as the President, Chief Executive Officer, Treasurer, and Chief Financial Officer of the Company.

Effective as of the Settlement Date, the Company’s business plan is no longer to be a sales and leasing concern catering to the greenhouse agricultural industry focusing on the organic and natural food industry as well as the emerging cannabis sector. The Company reverted to its previous business plan to bring to market and license innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new technology could help licensees tap a market with potential.

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

Once the three pilots are complete, the Company plans to offer its biotechnology solution on a renewable, annual license agreement to those operators who seek to increase their coalbed methane yields.

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

Fiscal Year 2014	High	Low
First quarter ended October 31, 2013	$0.30	0.30
Second quarter ended January 31, 2014	$0.55	0.25
Third quarter ended April 30, 2014	$1.75	0.55
Fourth quarter ended July 31, 2014	$2.55	1.00

Fiscal Year 2013
First quarter ended October 31, 2012	$2.75	1.32
Second quarter ended January 31, 2013	$3.00	1.25
Third quarter ended April 30, 2013	$1.25	0.50
Fourth quarter ended July 31, 2013	$0.60	0.30

Holders

As of November 10, 2014, there were 21 stockholders of record of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share.   As of November 10, 2014, there were approximately 20 stockholders of record holding an aggregate of 18,506,528 shares of common stock. The 18,506,528 shares do not include the 25 million shares currently held by Mr. Johnson that, as disclosed above, are to be cancelled. As of November 10, 2014, these shares had not yet been cancelled. The 18,506,528 shares, however, do include the 100,000 shares the Company will be issuing to Mr. Johnson, as disclosed above, once the 25 million shares have been cancelled. As of November 10, 2014 these shares had not yet been issued.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share.  As of November 10, 2014, there were no shares of preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period from August 1, 2012 through July 31, 2014, the Company made the following sales of unregistered securities:

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended July 31, 2014, and July 31, 2013. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

The Company was incorporated in the State of Nevada on June 10, 2010 to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new Unique Growing Solutions technology could help licensees tap a market with potential.

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

On August 1, 2014, the Company issued 25 million shares of common stock to Mr. Johnson giving him control of the company via his ownership of over 50% of the Company’s common stock.

On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.”

Effective as of October 7, 2014, pursuant to a Settlement Agreement and Release, by and among the Company, Mr. Johnson, and Mr. Bianchi, Mr. Johnson will be returning the physical share certificates evidencing his ownership of 25 million shares of the Company’s common stock and the Company will then instruct its transfer agent to cancel these 25 million shares. As of November 10, 2014, these shares had not yet been cancelled. Pursuant to the Settlement Agreement, once the 25 million shares have been cancelled, the Company will be required to: (i) issue 100,000 shares of the Company’s common stock to Mr. Johnson; and (ii) change its name from Unique Growing Solutions to another name.. As of November 10, 2014 these shares had not yet been issued and the name had not yet been changed.

Plan of Operation

Unique Growing Solutions, Inc. (f/k/a Alternative Energy & Environmental Solutions, Inc.) plans to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new Unique Growing Solutions technology could help licensees tap a market with potential.

The Company plans to market its biotechnology to the 100 or so coalmine and natural gas concerns in the Power River Basin area of Montana and Wyoming. The business strategy is to license this innovative solution for cost-effective and efficient coalbed methane extraction from the 50 percent or more of the existing wells that are abandoned, depleted or under-producing. This technology can also be used on high-production wells to keep them at top capacity for far longer.

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

Results of Operation

Revenue: Revenues for the fiscal year ended July 31, 2014 were $0, compared with $0 in fiscal year ended July 31, 2013, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner.

Total Operating Expenses: Total operating expenses for the fiscal year ended July 31, 2014 were $185,119, compared with $117,845 in fiscal year ended July 31, 2013, reflecting an increase of 34%. The increase was primarily attributable to increased costs associated with a write off for bad debt, a larger payroll, and increased legal expenses in connection with certain exercises of warrants.

Loss from Operations: Loss from operations for the fiscal year ended July 31, 2014 were $185,119, compared with $117,845 in fiscal year ended July 31, 2013, reflecting an increase of 34%. The increase was primarily attributable to increased costs associated with a write off for bad debt, a larger payroll, and increased legal expenses in connection with certain exercises of warrants.

Net loss: We incurred a net loss of $189,399 in fiscal 2014 compared to a net loss of $127,757 in fiscal 2013.

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

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056. As a result, we had $177,181 in cash as of July 31, 2014.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has limited operations, a working capital and stockholders’ deficiency of $171,893, used cash in operations of $161,283 and has a net loss of $189,399 for the year ended July 31, 2014. There is substantial doubt about Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

UNIQUE GROWING SOLUTIONS, INC.

(F/K/A ALTERNATIVE ENERGY & ENVIRONMENTAL SOLUTIONS, INC.)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2014 AND AS OF JULY 31, 2013

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2014 AND 2013

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JULY 31, 2014 AND 2013

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2014 AND 2013

PAGES	F-6 - F-14	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Unique Growing Solutions, Inc.

f/k/a Alternative Energy & Environmental Solutions, Inc.

We have audited the accompanying balance sheets of Unique Growing Solutions, Inc. f/k/a Alternative Energy & Environmental Solutions, Inc. (the “Company”) as of July 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ending July 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Unique Growing Solutions, Inc. as of July 31, 2014 and 2013 and the results of its operations and its cash flows for the years ending July 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited operations, a working capital and stockholders’ deficiency of $171,893, used cash in operations of $161,283 and has a net loss of $189,399. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

November 12, 2014

Unique Growing Solutions, Inc.

F/K/A Alternative Energy & Environmental Solutions, Inc.

Balance Sheets

	July 31, 2014	July 31, 2013
ASSETS
Current Assets
Cash	$177,181	$125
Note Receivable, Net	-	-
Total Assets	$177,181	$125

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$218,727	$233,859
Accrued Interest Payable	4,313	2,222
Notes Payable	26,034	26,034
Loan payable Notes Payable - Related Party	100,000	9,717
Total Liabilities	349,074	271,832

Commitments and Contingencies (See Note 4)	-	-

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 18,406,528 shares and 18,077,550 issued and outstanding, respectively	1,841	1,808
Additional paid-in capital	1,087,328	798,148
Accumulated deficit	(1,261,062)	(1,071,663)
Total Stockholders' Deficiency	(171,893)	(271,707)
Total Liabilities and Stockholders' Deficiency	$177,181	$125

See Accompanying Notes to Financial Statements

Unique Growing Solutions, Inc.

F/K/A Alternative Energy & Environmental Solutions, Inc.

Statements of Operations

	For the Years Ended
	July 31, 2014	July 31, 2013
Operating Expenses
Professional fees	$46,270	$36,456
Consulting Expense	54,163	54,000
General and administrative	84,686	27,389
Total Operating Expenses	185,119	117,845

LOSS FROM OPERATIONS	(185,119)	(117,845)

Other Income Expense
Gain on Debt Settlement	13,605	-
Interest Expense	(17,885)	(9,912)

Net Loss Before Provision for Income Taxes	(189,399)	(127,757)

Provision for Income Taxes	-	-

NET LOSS	$(189,399)	$(127,757)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,406,519	18,077,550

See Accompanying Notes to Financial Statements

Unique Growing Solutions, Inc.

F/K/A Alternative Energy & Environmental Solutions, Inc.

Statement of Changes in Stockholders' Deficiency

For the Years Ended July 31, 2014 and 2013

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance, July 31, 2012	-	$-	18,077,550	$1,808	$782,193	$(943,906)	$(159,905)

In kind contribution of services	-	-	-	-	15,600	-	15,600

In kind contribution of interest	-	-	-	-	355	-	355

Net loss for the year ended July 31, 2013	-	-	-	-	-	(127,757)	(127,757)

Balance, July 31, 2013	-	-	18,077,550	1,808	798,148	(1,071,663)	(271,707)

In kind contribution of services	-	-	-	-	15,600	-	15,600

In kind contribution of interest	-	-	-	-	557	-	557

Proceeds from exercise of warrants	-	-	328,978	33	273,023	-	273,056

Net loss for the year ended July 31, 2014	-	-	-	-	-	(189,399)	(189,399)

Balance, July 31, 2014	-	$-	18,406,528	$1,841	$1,087,328	$(1,261,062)	$(171,893)

See Accompanying Notes to Financial Statements

Unique Growing Solutions, Inc.

F/K/A Alternative Energy & Environmental Solutions, Inc.

Statements of Cash Flows

	For the Years Ended
	July 31, 2014	July 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(189,399)	$(127,757)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	25,000	-
In-kind contribution of services	15,600	15,600
In-kind contribution of interest	557	355
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(13,041)	95,742
Net Cash Used In Operating Activities	(161,283)	(16,060)

Cash Flows Used in Investing Activities:
Increase in note receivable	(25,000)	-
Net Cash Used in Investing Activities	(25,000)	-

Cash Flows From Financing Activities:
Proceeds from note payable	-	15,751
Proceeds from Note payable- Related party	101,500	-
Repayment of Note payable - Related party	(11,217)	-
Proceeds from exercise of warrants	273,056	-
Net Cash Provided by Financing Activities	363,339	15,751

Net Increase (Decrease) in Cash	177,056	(309)

Cash at Beginning of Period	125	434

Cash at End of Period	$177,181	$125

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$5,333	$-
Cash paid for taxes	$-	$-

See Accompanying Notes to Financial Statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2014

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2014 and 2013, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the years ended July 31, 2014 and 2013, the effect of 5,826,122 and 6,155,100 warrants, respectively, is anti-dilutive. A separate computation of diluted loss per share is not presented.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2014	July 31, 2013

Deferred tax liability	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	460,931	394,147
Valuation Allowance	(460,931)	(394,147)
Net deferred tax asset	-	-
Net deferred tax liability	-	-
	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

As of July 31, 2014, the Company has a net operating loss carryforward of approximately $1,195,649 available to offset future taxable income through July 31, 2034. The valuation allowance was establ.ished to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034. The Company’s federal income tax returns for the years ended July 31, 2010 through July 31, 2014 remain subject to examination by the Internal Revenue Service and State Taxing Authorities as of July 31, 2014.

The net change in the valuation allowance for the year ended July 31, 2014 and 2013 was an increase of $66,784 and $43,099, respectively.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2014	2013
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	July 31, 2014	July 31, 2013
Statutory rate applied to earnings before income taxes:	$(73,013)	$(49,250)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	66,784	43,099
Non-deductible expenses	6,229	6,151
Income Tax Expense	$-	$-

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

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended July 31, 2014.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of August 31, 2014, we have adopted the provisions of this ASU.

NOTE 2    NOTES PAYABLE

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $260 as an in-kind contribution of interest. For the year ended July 31, 2014 the Company recorded $387 as an in-kind contribution of interest (see Note 4(B)).

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments. As of July 31, 2014 and 2013, the Company recorded $3,585 and $2,222 in accrued interest, respectively.

NOTE 3   NOTES PAYABLE – RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. As of July 31, 2014, the Company recorded $6,060 in accrued interest (see Note 6).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. During the year ended July 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the year ended July 31, 2104 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(B) & 6).

On June 10, 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the year ended July 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(B) & 6).

NOTE 4   STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(A) In-Kind Contribution

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the year ended July 31, 2014, the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 6).

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the year ended July 31, 2013 the Company recorded a total of $355 as an in-kind contribution of interest (See Notes 2, 3 & 6).

(B) Warrants

The following tables summarize all warrant grants for the years ended July 31, 2014 and 2013, and the related changes during these periods are presented below.

	Number of Warrants	Weithted Average Exercise
Warrants
Balance at July 31, 2013	6,155,100	$0.83
Granted	-	-
Exercised	328,978	-
Forfeited	-	-
Balance at July 31, 2014	5,826,122	0.83
Warrants exercisable at July 31, 2014	5,826,122	$0.83

Of the total warrants outstanding, 5,826,122 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater. This option gives the Company the right, but not the obligation to repurchase the shares of common stock (See Note 4(A)).  During the year ended July 31, 2014, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

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

NOTE 6   RELATED PARTY TRANSACTIONS

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. As of July 31, 2014, the Company recorded $6,060 in accrued interest (See Note 3).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. During the year ended July 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the year ended July 31, 2014, the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (See Notes 3 & 4(B)).

During the year ended July 31, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the year ended July 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (See Notes 3 & 4(B)).

For the year ended July 31, 2014 the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(B)).

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(B)).

For the year ended July 31, 2013 the Company recorded a total of $355 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

NOTE 7   NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 at July 31, 2014 for this note.

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $171,893, used cash in operations of $161,283 and has a net loss of $189,399 for the year ended July 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

On August 1, 2014, the Company entered into an Employment Agreement with a member of the board of directors to serve as the Chief Executive Officer, President, and Chief Financial Officer of the Company. Pursuant to the Agreement and in consideration for his services as the sole officer of the Company, the Company immediately issued 25 million shares of the Company’s common stock to the new CEO. At the time, the CEO had control of over 50% of the Company’s common stock, giving the CEO control of the Company. In addition, pursuant to the Agreement, the CEO was to be paid $240,000 in base salary per year and, once a Certificate of Designation of “Series A Preferred Stock” was filed with the Secretary of State of the State of Nevada, the CEO was to be issued shares of the Company’s Series A Series Preferred Stock.

On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.”

On August 29, 2014 the Company entered into a promissory note with an unrelated party. This is a non-interest bearing loan related to the Company putting $14,444 more money into its bank account from an escrow account than was actually owed to the Company.

On October 7, 2014, the Company entered into a settlement and release agreement with the CEO.   In connection with the release and settlement agreement, the CEO submitted his resignation and the future issuance of shares of preferred stock was cancelled.

In addition, the Company agreed to the following additional terms in connection with the release:

●	Payment of $40,000 to the old CEO which represented two months of salary. This was paid during October 2014.

●	Payment of a one-time consulting fee of $12,000 to the old CEO. This was paid during October 2014.

●	The old CEO is to return the physical share certificates evidencing his ownership of 25 million shares of the Company’s common stock and the Company will then instruct its transfer agent to cancel these 25 million shares. As of November 10, 2014, these shares had not yet been cancelled.

Once the 25 million shares have been cancelled, the Company will be required to: (i) issue 100,000 shares of the Company’s common stock to the old CEO; and (ii) change its name from Unique Growing Solutions to another name. As of November 10, 2014, these shares had not yet been issued and the name had not yet been changed.

●	In the event that an additional agreed upon event occurs, the Company shall issue an additional 100,000 shares of the Company’s common stock to the old CEO.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director and officer, as of November 10, 2014, is set forth below. On March 20, 2014 the Board appointed Richard Johnson to the Board. On June 10, 2014, Mr. Allen Sharpe resigned as a member of the Board. On August 1, 2014, Mr. Peter Coker resigned as the Company’s sole officer and Mr. Peter Bianchi was appointed a member of the Board. Mr. Johnson was appointed as the Company’s sole officer on that same date. On October 7, 2014, Messrs. Johnson and Bianchi resigned from all of their positions and Mr. Coker became the Company’s sole officer and sole director.

Name	Age	Position and Offices Held
Peter Coker	72	Director, President, Chief Executive Officer, and Chief Financial Officer

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Peter Coker President, Chief Executive Officer, and Chief Financial Officer (1)	2014 2013	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0	$0 0

(1)	Peter Coker resigned as President, Chief Executive Officer, and Chief Financial Officer of the Company on August 1, 2014 and was reappointed on October 7, 2014.

Director Compensation

We have provided ion to our directors for their services provided as directors.

Employment Agreements

We currently do not have an employment agreement with Mr. Coker.

Our current officers and directors have not received any compensation for services rendered to us, have not received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us.  However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

Richard Johnson was appointed President, Chief Executive Officer, and Chief Financial Officer of the Company on August 1, 2014 and resigned on October 7, 2014. Pursuant to the Settlement Agreement, during October 2014, the Company paid Mr. Johnson $40,000 in salary for the two months during which he was the sole officer of the Company and a one-time consulting fee of $12,000. Although the Company did have an Employment Agreement with Mr. Johnson during the time he was the Company’s sole officer, he was not paid any cash compensation pursuant to the Employment Agreement.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had 5,826,122 options outstanding as of July 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of November 10, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of November 10, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of November 10, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Beneficial owners of more than 5% of our common stock

Linda Hiatt	7,350,000	39.72%
Peter Coker	7,537,008	40.73%

Directors and named executive officers

Peter Coker	7,537,008	40.73%
All directors and executive officers as a group (1 persons)	7,537,008	40.95%

(1) Based on 18,506,528 shares issued and outstanding as of November 10, 2014. The 18,506,528 shares do not include the 25 million shares currently held by Mr. Johnson that, as disclosed above, are to be cancelled. As of November 10, 2014, these shares had not yet been cancelled. The 18,506,528 shares, however, do include the 100,000 shares the Company will be issuing to Mr. Johnson, as disclosed above, once the 25 million shares have been cancelled. As of November 10, 2014 these shares had not yet been issued.

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following are the related party transactions in which we have engaged since August 1, 2013:

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. As of July 31, 2014, the Company recorded $6,060 in accrued interest.

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. During the year ended July 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the year ended July 31, 2014, the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014.

During the year ended July 31, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the year ended July 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014.

For the year ended July 31, 2014 the Company recorded a total of $557 as an in-kind contribution of interest.

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2014 and 2013, we were billed approximately $17,400 and $14,700, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $0 for the fiscal years ended July 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended July 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2014 and 2013.

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

Exhibit Number		Description
3.1		Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 25, 2010 (“Form S-1”)]
3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Form S-1]
10.1		Stock Purchase Agreement [ incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2012]
10.2		Settlement Agreement and Release [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2014]
31.1*		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIQUE GROWING SOLUTIONS, INC.

Dated: November 12, 2014	By:	/s/ Peter Coker
Peter Coker President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Coker	President, Chief Executive Officer, Chief Financial Officer, and Director	November 12, 2014
Peter Coker

