Form 10-Q
period 2014-10-31
Alternative Energy & Environmental Solutions, Inc.
filed 2014-12-15
CIK 1504239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-170118

UNIQUE GROWING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

919-933-2720

(Registrant’s telephone number, including area code)

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

As of December 10, 2014, there were 18,506,528 shares, $0.0001 par value per share, of common stock outstanding.

UNIQUE GROWING SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the

Period Ended October 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Balance Sheets

ASSETS

	October 31, 2014	July 31, 2014
	(Unaudited)

Current Assets
Cash	$13,540	$177,181
Note Receivable, net	-	-
Total Assets	$13,540	$177,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$116,155	$218,727
Accrued Interest Payable	5,184	4,313
Notes Payable	140,478	26,034
Notes Payable - Related Party	-	100,000
Total Liabilities	261,817	349,074

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,18,506,528 shares and 18,406,528 issued and outstanding, respectively	1,851	1,841
Additional paid-in capital	1,353,830	1,087,328
Accumulated deficit	(1,603,958)	(1,261,062)
Total Stockholders' Deficiency	(248,277)	(171,893)
Total Liabilities and Stockholders' Deficiency	$13,540	$177,181

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	October 31, 2014	October 31, 2013
Operating Expenses
Professional fees	$9,120	$11,027
Consulting Expense	65,500	13,663
Stock Based Compensation - Settlement Agreement	260,000	-
General and administrative	4,636	5,915
Total Operating Expenses	339,256	30,605

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(339,256)	(30,605)

Other Expenses
Interest Expense	(3,640)	(3,335)

Provision for Income Taxes	-	-

NET LOSS	$(342,896)	$(33,940)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,432,615	18,077,550

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Statement of Changes in Stockholders' Deficiency

For the three months ended October 31, 2014

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance, July 31, 2014	-	$-	18,406,528	$1,841	$1,087,328	$(1,261,062)	$(171,893)

In kind contribution of services	-	-	-	-	3,900	-	3,900

Payment of expenses on Company's behalf	-	-	-	-	2,612	-	2,612

Stock based compensation - settlement agreement	-	-	100,000	10	259,990	-	260,000

Net loss for the three months ended October 31, 2014	-	-	-	-	-	(342,896)	(342,896)

Balance, October 31, 2014	-	$-	18,506,528	$1,851	$1,353,830	$(1,603,958)	$(248,277)

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	October 31, 2014	October 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(342,896)	$(33,940)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation - settlement agreement	260,000	-
In-kind contribution of services	3,900	3,900
In-kind contribution of interest	-	244
Payments of expenses on the Company's behalf	2,612	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(101,701)	28,295
Net Cash Used In Operating Activities	(178,085)	(1,501)

Cash Flows From Financing Activities:
Proceeds from note payable	114,444	1,500
Repayment of loan payable - Related party	(100,000)	-
Net Cash Provided by Financing Activities	14,444	1,500

Net Decrease in Cash	(163,641)	(1)

Cash at Beginning of Period	177,181	125

Cash at End of Period	$13,540	$124

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Alternative Energy and Environmental Solutions, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 10, 2010 to market an innovative new biotechnology that utilizes nutrient stimulants - organic microbes - to extract coalbed methane more efficiently in high-production as well as from low-producing, depleted and abandoned coalmines in the U.S. Coalbed methane is a clean-burning natural gas used for heating in homes and is used to generate electricity.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2014 and July 31, 2014, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the three months ended October 31, 2014 and 2013, the effect of 5,826,122 and 6,155,100 warrants, respectively, is anti-dilutive. A separate computation of diluted loss per share is not presented.

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

AS OF OCTOBER 31, 2014

(UNAUDITED)

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

(I) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended July 31, 2014.

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

NOTE 2    NOTES PAYABLE

On October 10, 2014, the Company issued an unsecured promissory note to a non-related party in the amount of $100,000 which is due on or before the 90th day from October 10, 2014. The note bears interest at a rate of 9% per annum.  As of October 31, 2014, the Company recorded $518 in accrued interest.

On August 29, 2014 the Company entered into a promissory note with a non-related party. This is a non-interest bearing loan for $14,444 and is due on demand.

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2014 the Company recorded $387 as an in-kind contribution of interest. For the three months ended October 31, 2014 and 2013, the Company recorded $0 and $95, respectively, as an in-kind contribution of interest (see Note 4(A)).

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.  Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.  Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of October 31, 2014 and July 31, 2014, the Company recorded $3,939 and $3,585, in accrued interest, respectively.

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

NOTE 3   NOTES PAYABLE - RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum.  On August 1, 2014 the Company repaid the $100,000 note and $5,333 of accrued interest.  As of October 31, 2014 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (see Note 6).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. During the year ended July 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $31 as an in-kind contribution of interest. For the year ended July 31, 2014 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(A) & 6).

On June 10, 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended July 31, 2013 the Company recorded $64 as an in-kind contribution of interest. For the year ended July 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(A) & 6).

NOTE 4   STOCKHOLDERS’ DEFICIENCY

(A) In-Kind Contribution

For the three months ended October 31, 2014, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 6).

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

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

(B) Warrants

The following tables summarize all warrant grants for the quarter ended October 31, 2014, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise
Warrants
Balance at July 31, 2014	5,826,122	$0.83
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at October 31, 2014	5,826,122	0.83
Warrants exercisable at October 31, 2014	5,826,122	$0.83

Of the total warrants outstanding, 5,826,122 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater. This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  During the three months ended October 31, 2014 and year ended July 31, 2014, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

(C) Payments made on the Company’s behalf

For the three months ended October 31, 2014, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital (See Note 6).

NOTE 5  COMMITMENTS AND CONTINGENCIES

On June 4, 2010, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services. The Company is required to pay $4,500 a month. The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 6).

On August 1, 2014, the Company entered into an Employment Agreement with a member of the board of directors to serve as the Chief Executive Officer, President, and Chief Financial Officer of the Company. Pursuant to the Agreement and in consideration for his services as the sole officer of the Company, the Company immediately issued 25 million shares of the Company’s common stock to the new CEO. At the time, the CEO had control of over 50% of the Company’s common stock, giving the CEO control of the Company. In addition, pursuant to the Agreement, the CEO was to be paid $240,000 in base salary per year and, once a Certificate of Designation of “Series A Preferred Stock” was filed with the Secretary of State of the State of Nevada, the CEO was to be issued shares of the Company’s Series A Series Preferred Stock. Subsequently, on October 7, 2014, the Company entered into a settlement and release agreement with the CEO.   In connection with the release and settlement agreement, the CEO submitted his resignation and the future issuance of shares of preferred stock was cancelled.

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

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

●

The old CEO is to return the physical share certificates evidencing his ownership of 25 million shares of the Company’s common stock and the Company will then instruct its transfer agent to cancel these 25 million shares. As of October 31, 2014, these shares had not yet been cancelled but were subsequently cancelled (See Note 9).

•	The Company is required to: (i) issue 100,000 shares of the Company’s common stock to the old CEO; and (ii) change its name from Unique Growing Solutions to another name. For the three months ended October 31, 2014, the Company issued 100,000 shares valued at $260,000 ($2.60/share). The name had not yet been changed.

●	In the event that an additional agreed upon event occurs, the Company shall issue an additional 100,000 shares of the Company’s common stock to the old CEO. For the three months ended October 31, 2014, no additional shares were issued.

NOTE 6   RELATED PARTY TRANSACTIONS

On June 4, 2010, the Company entered into a consulting agreement with a related party to receive administrative and other miscellaneous services. The Company is required to pay $4,500 a month. The agreement is to remain in effect unless either party desires to cancel the agreement (See Note 5).

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum.  On August 1, 2014 the Company repaid the $100,000 note and $5,333 of accrued interest.  As of October 31, 2014 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (See Note 3).

For the three months ended October 31, 2014, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital (See Note 4 (C )).

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

During the year ended July 31, 2013 the Company received $7,694 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The note was repaid in full during the year ended July 31, 2014 (See Notes 3 & 4(A)).

For the year ended July 31, 2014 the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 4(A)).

For the three months ended October 31, 2014, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 4 (A)).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(A)).

For the year ended July 31, 2013, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(A)).

For the year ended July 31, 2013 the Company recorded a total of $355 as an in-kind contribution of interest (See Notes 2, 3 & 4(A)).

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

NOTE 7   NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 as of October 31, 2014 and July 31, 2014 for this note.

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $248,277, used cash in operations of $178,085 and has a net loss of $342,896 for the three months ended October 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

On November 19, 2014, the Company recorded $7,500 as a bonus to the current CEO for his extra time involved with negotiating and concluding the settlement and release agreement with the former CEO.

On December 11, 2014, the 25,000,000 shares of common stock issued to the former CEO were returned and cancelled (See Note 5).

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

Effective as of October 7, 2014, pursuant to a Settlement Agreement and Release (the “Settlement Agreement”), by and among the Company, Mr. Johnson, and Mr. Bianchi, Mr. Johnson will be returning the physical share certificates evidencing his ownership of 25 million shares of the Company’s common stock and the Company will then instruct its transfer agent to cancel these 25 million shares. On December 11, 2014, these shares were cancelled. Pursuant to the Settlement Agreement the Company was required to: (i) issue 100,000 shares of the Company’s common stock to Mr. Johnson; and (ii) change its name from Unique Growing Solutions to another name. As of December 15, 2014 these shares were issued and the name had not yet been changed.

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

Results of Operations

Comparison for the three months ended October 31, 2014 and 2013

Revenue: Revenues for the three months ended October 31, 2014 were $0, compared with $0 in the three months ended October 31, 2013, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the three months ended October 31, 2014 were $339,256 compared with $30,605 in the three months ended October 31, 2013, reflecting an increase of $308,651. The increase was primarily attributable to the stock based compensation paid out as part of the Settlement Agreement and to an increase in consulting expenses.

Loss from Operations: Loss from operations for the three months ended October 31, 2014 were $339,256 compared with $30,605 in the three months ended October 31, 2013, reflecting an increase of $308,651. The increase was primarily attributable to the stock based compensation paid out as part of the Settlement Agreement and to an increase in consulting expenses.

Net loss: We incurred a net loss of $342,896 in the three months ended October 31, 2014, compared to a net loss of $33,940 in the three months ended October 31, 2013, reflecting an increase of $308,956 or 910%.  The increase was primarily attributable to the stock based compensation paid out as part of the Settlement Agreement and to an increase in consulting expenses.

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

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $248,277, used cash in operations of $178,085 and has a net loss of $342,896 for the three months ended October 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the assessment of the effectiveness of internal control over financial reporting, our management identified material weaknesses related to the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper. This lack of expertise to prepare our financial statements in accordance with U.S. GAAP without the assistance of the outside accounting consultant hired to ensure that our financial statements are prepared in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we engaged an outside accounting consultant to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. This outside accounting consultant has significant experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that the engagement of this consultant will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. We expect to continue to rely on this outside consulting arrangement to supplement our internal accounting staff for the foreseeable future. Until such time as we hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2014, pursuant to the Settlement Agreement, the Company issued 100,000 new shares to its former officer, Richard Johnson.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments. As of October 31, 2014 and July 31, 2014, the Company recorded $3,939 and $3,585, in accrued interest, respectively.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amendment to Articles of Incorporation, dated August 28, 2014 (1).

10.1	Employment Agreement with Richard Johnson, dated August 1, 2014 (2).

10.1	Settlement Agreement and Release, dated October 7, 2014 (3).

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1) Incorporated by reference to Exhibit 3.1 to the Current Report to Form 8-K filed with the SEC on October 30, 2014.

(2) Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed with the SEC on August 8, 2014.

(3) Incorporated by reference to Exhibit 10.1 to the Current Report to Form 8-K filed with the SEC on October 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIQUE GROWING SOLUTIONS, INC.

Date: December 15, 2014	By:	/s/ Peter Coker
Peter Coker
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

