Form 10-Q
period 2015-01-31
Alternative Energy & Environmental Solutions, Inc.
filed 2015-03-23
CIK 1504239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 17, 2015, there were 44,836,528 shares, $0.0001 par value per share, of common stock outstanding.

UNIQUE GROWING SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the

Period Ended January 31, 2015

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Unique Growing Solutions, Inc. (f/k/a Alternative Energy & environmental Solutions, Inc.). “SEC” refers to the Securities and Exchange Commission.

Except as otherwise indicated, the information presented in this 10-Q reflects our 3-for-1 forward stock split, which became effective as of August 22, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Balance Sheets

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS

Current Assets
Cash	$27	$177,181
Total Assets	$27	$177,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$143,304	$218,727
Accrued Interest Payable	7,822	4,313
Notes Payable	140,478	26,034
Loan payable Notes Payable - Related Party	-	100,000
Total Liabilities	291,604	349,074

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,18,506,528 shares and 18,406,528 issued and outstanding, respectively	1,851	1,841
Additional paid-in capital	1,358,326	1,087,328
Accumulated deficit	(1,651,754)	(1,261,062)
Total Stockholders' Deficiency	(291,577)	(171,893)
Total Liabilities and Stockholders' Deficiency	$27	$177,181

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Operating Expenses
Professional fees	$9,550	$12,313	$18,670	$23,340
Consulting Expense	15,000	13,500	80,500	27,163
Stock Based Compensation - Settlement Agreement	-	-	260,000	-
General and administrative	17,244	36,458	21,880	42,373
Total Operating Expenses	41,794	62,271	381,050	92,876

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(41,794)	(62,271)	(381,050)	(92,876)

Other Expenses
Interest Expense	(6,002)	(5,059)	(9,642)	(8,394)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(47,796)	$(67,330)	$(390,692)	$(101,270)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,506,528	18,077,550	18,469,907	18,077,550

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Statement of Changes in Stockholders' Deficiency

For the six months ended January 31, 2015

(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance, July 31, 2014	-	$-	18,406,528	$1,841	$1,087,328	$(1,261,062)	$(171,893)

In kind contribution of services	-	-	-	-	7,800	-	7,800

Payment of expenses on Company's behalf	-	-	-	-	2,612	-	2,612

Stock based compensation - settlement	-	-	100,000	10	259,990	-	260,000

In kind contribution of interest	-	-	-	-	596	-	596

Net loss for the six months ended January 31, 2015	-	-	-	-	-	(390,692)	(390,692)

Balance, January 31, 2015	-	$-	18,506,528	$1,851	$1,358,326	$(1,651,754)	$(291,577)

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31, 2015	January 31, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(390,692)	$(101,270)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	-	25,000
Stock based compensation - settlement agreement	260,000	-
In-kind contribution of services	7,800	7,800
In-kind contribution of interest	596	363
Payments of expenses on the Company's behalf	2,612	-
Changes in operating assets and liabilities:
Increase in note receivable	-	(25,000)
Increase(Decrease) in accounts payable and accrued expenses	(71,914)	26,981
Net Cash Used In Operating Activities	(191,598)	(66,126)

Cash Flows From Financing Activities:
Proceeds from note payable	114,444	-
Proceeds from loan payable- Related party	-	101,500
Repayment of loan payable - Related party	(100,000)	(11,217)
Net Cash Provided by Financing Activities	14,444	90,283

Net Increase (Decrease) in Cash	(177,154)	24,157

Cash at Beginning of Period	177,181	125

Cash at End of Period	$27	$24,282

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Alternative Energy and Environmental Solutions, Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 10, 2010.

On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.”.

The Company’s new business model relates to using its license to diagnose illness in humans via a saliva test (see Note 9 for details regarding the license). The Company is no longer engaged in the extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2015 and July 31, 2014, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the six months ended January 31, 2015 and 2014, the effect of 5,826,122 and 5,826,122 warrants, respectively, is anti-dilutive. A separate computation of diluted loss per share is not presented.

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

AS OF JANUARY 31, 2015

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

NOTE 2    NOTES PAYABLE

On October 10, 2014, the Company issued an unsecured promissory note to an unrelated party in the amount of $100,000 which is due on or before the 90th day from October 10, 2014. The note bears interest at a rate of 9% per annum.   As of January 31, 2015, the Company recorded $2,796 in accrued interest and the note is in default.

On August 29, 2014 the Company entered into a promissory note with an unrelated party. This is a non-interest bearing loan for $14,444 and is due on demand. For the six months ended January 31, 2015 the Company recorded $494, as an in-kind contribution of interest

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2013 the Company recorded $387 as an in-kind contribution of interest. For the six months ended January 31, 2015 and 2014 the Company recorded $101 and $191 respectively, as an in-kind contribution of interest (see Note 4(A)).

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of January 31, 2015 and July 31, 2014, the Company recorded $4,298 and $3,585, in accrued interest, respectively.

NOTE 3   NOTES PAYABLE - RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum..  On August 1, 2014 the Company repaid the $100,000 note and $5,333 of accrued interest.  As of January 31, 2015 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (see Note 6).

During the year ended July 31, 2013, a related party paid $2,023 in expenses on Company’s behalf in exchange for a note payable.  Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. During the year ended July 31, 2014, the same related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.. For the year ended July 31, 2014 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(A) & 6).

On June 10, 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended July 31, 2014 the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(A) & 6).

NOTE 4   STOCKHOLDERS’ DEFICIENCY

(A) In-Kind   Contribution

For the six months ended January 31, 2015, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 6).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the six months ended January 31, 2015, the Company recorded a total of $596 as an in-kind contribution of interest (See Notes 2 & 6).

For the year ended July 31, 2014, the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 6).

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

(B) Warrants

The following tables summarize all warrant grants for the six months ended January 31, 2015,   and the related changes during these periods are presented below.

	Number of Warrants	Weithted Average Exercise
Warrants
Balance at July 31, 2014	5,826,122	$0.83
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at January 31, 2015	5,826,122	0.83
Warrants exercisable at January 31, 2015	5,826,122	$0.83

Of the total warrants outstanding, 5,826,122 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater. This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  During the six months ended January 31, 2015 and year ended July 31, 2014,  the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

(C)     Payments made on the Company’s behalf

For the six months ended January 31, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital.

(D)     Common stock issued in connection with release and settlement agreement

For the six months ended January 31, 2015, the Company issued 100,000 shares valued at $260,000 ($2.60/share), in connection with the release and settlement agreement entered into on October 7, 2014 (See Note 5).

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

AS OF JANUARY 31, 2015

(UNAUDITED)

●	Payment of a one-time consulting fee of $12,000 to the old CEO. This was paid during October 2014.

●

The old CEO has returned the physical share certificates evidencing his ownership of 25 million shares of the Company’s common stock and the Company instructed its transfer agent to cancel these 25 million shares. This occurred on December 11, 2014.

●	The Company is required to: (i) issue 100,000 shares of the Company’s common stock to the old CEO; and (ii) change its name from Unique Growing Solutions to another name. For the six months ended January 31, 2015, the Company issued 100,000 shares valued at $260,000 ($2.60/share) (See Note 4(D)) and the name had not yet been changed.

●	In the event that an additional agreed upon event occurs, the Company shall issue an additional 100,000 shares of the Company’s common stock to the old CEO. During the six months ended January 31, 2015, no additional agreed upon events have occurred.

NOTE 6   RELATED PARTY TRANSACTIONS

On November 19, 2014, the Company recorded $7,500 as a bonus to the current CEO for his extra time involved with negotiating and concluding the settlement and release agreement with the former CEO.

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. On August 1, 2014 the Company repaid $100,000 of the loan balance and $5,333 of accrued interest. As of January 31, 2015 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (See Note 3).

For the six months ended January 31, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital (See Note 4 (C)).

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

For the six months ended January 31, 2015, the Company recorded a total of $596 as an in-kind contribution of interest (See Notes 2 & 4).

For the year ended July 31, 2014 the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the six months ended January 31, 2015, a shareholder of the Company contributed services having a fair value of $7,800 (See Note 4 (A)).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(A)).

Unique Growing Solutions, Inc.

(f/k/a Alternative Energy & Environmental Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 7   NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 as of January 31, 2015 and July 31, 2014 for this note.

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $291,577, used cash in operations of $191,598 and has a net loss of $390,692 for the six months ended January 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

On February 25, 2015, the Company entered into a License Agreement with Lamina Equities Corporation (“Lamina”). Lamina is a private corporation over which Dr. Raouf Guirguis has sole control. Pursuant to the License Agreement, the Company agreed to pay $1,000 to Lamina in exchange for an exclusive worldwide license to Lamina’s intellectual property relating to diagnosing illness in humans via a saliva test. In addition, the Company will pay total regulatory milestone payments of up to $10,000 and a royalty of 7.5% of Net Sales to Lamina.

Simultaneously, on February 25, 2015, the Company entered into two separate Cancellation Agreements, one with the then sole officer and sole director, and one with an affiliate of the Company under which a total of 11,500,000 shares of the Company’s common stock, par value $0.0001 per share, were cancelled and in return the two persons received an aggregate of $115,000.

Simultaneously, on February 25, 2015, the Company signed an Employment Agreement with Dr. Guirguis (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, within twenty days of the Employment Effective Date, the Company issued 37,500,000 shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”). The Stock Issuance resulted in a change of control of the Company. On February 25, 2015, there were 18,836,528 shares of the Company’s common stock outstanding (including the shares issued pursuant to the warrant exercise discussed below). With the cancellation of the 11,500,000 shares of the Company’s common stock pursuant to the Cancellation Agreements, there were 7,336,528 shares of common stock outstanding. With the Stock Issuance, there are, as of the date of this Report, 44,836,528 shares of common stock outstanding. Dr. Guirguis chose to have the Company issue 1,500,000 of the Stock Issuance shares to a member of the Company’s board of directors and 10,000,000 shares of the Stock Issuance shares to other people. Dr. Guirguis now controls 26,000,000 shares directly and 2,500,000 shares indirectly via his wife’s ownership of those shares. Dr. Guirguis controls approximately 63.56% of the Company’s shares.

On February 25, 2015, the Company issued 330,000 shares of common stock, in connection with the exercise of stock warrants, for proceeds of $273,900.

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

Overview and Plan of Operation

The Company was incorporated in the State of Nevada on June 10, 2010. to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new Unique Growing Solutions technology could help licensees tap a market with potential.

On February 25, 2015, the Company entered into a License Agreement (the “License Agreement”) with Lamina Equities Corporation (“Lamina”). Lamina is a private corporation over which Dr. Raouf Guirguis has sole control. Pursuant to the License Agreement, the Company agreed to pay $1,000 to Lamina in exchange for an exclusive worldwide license to Lamina’s intellectual property relating to diagnosing illness in humans via a saliva test. In addition, the Company will pay total regulatory milestone payments of up to $10,000 and a royalty of 7.5% of Net Sales (as defined in the License Agreement) to Lamina.

The Company’s new business model relates to using its license to diagnose illness in humans via a saliva test. It is no longer engaged in the extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

The Company’s plan of operation over the next 12 months is to continue to decrease costs of operation. The Company cannot make any guarantee that it will be successful in decreasing its costs of operation.

On August 22, 2012, a three–for-one forward stock split was declared effective for stockholders of record on June 5, 2012.

On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.”

Change in Control

Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company entered into two separate Cancellation Agreements. One Cancellation Agreement was with Mr. Peter Coker, formerly its sole officer and sole director, and one Cancellation Agreement was with Ms. Linda Hiatt, formerly an affiliate of the Company (collectively, the “Cancellation Agreements”). Pursuant to the Cancellation Agreements, Mr. Coker and Ms. Hiatt agreed to have the Company cancel, in total, 11,500,000 shares of the Company’s common stock that they used to own. In return, Mr. Coker and Ms. Hiatt received a total of $115,000 from the Company.

Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company signed an Employment Agreement with Dr. Guirguis (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, the Company issued 37,500,000 shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”). The Stock Issuance resulted in a change of control of the Company. On February 25, 2015, there were 18,836,528 shares of the Company’s common stock outstanding (including the shares issued pursuant to the Warrant Exercise discussed below). Once the 11,500,000 shares of the Company’s common stock were cancelled pursuant to the Cancellation Agreements, there were 7,336,528 shares of common stock outstanding. With the Stock Issuance, there are, as of the date of this Report, 44,836,528 shares of common stock outstanding. Dr. Guirguis chose to have the Company issue some of the Stock Issuance shares to other people including 1,500,000 shares issued to Mr. Ayman Elsalhy, a member of the Company’s board of directors. Dr. Guirguis now controls 26,000,000 shares directly and 2,500,000 shares indirectly via his wife’s ownership of those shares. Dr. Guirguis now controls 63.56% of the Company’s shares.

On February 25, 2015, the Company, due to the exercise of warrants at $0.83 per shareissued a total of 330,000 shares of common stock to three individuals. This resulted in total proceeds to the Company of $273,900 (the “Warrant Exercise”).

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Results of Operations

Comparison for the three months ended January 31, 2015 and 2014

Revenue: Revenues for the three months ended January 31, 2015 were $0, compared with $0 in the three months ended January 31, 2014, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the three months ended January 31, 2015 were $41,794 compared with $62,271 in the three months ended January 31, 2014, reflecting a decrease of $20,477. The decrease was primarily attributable to the decrease in general and administrative expenses.

Loss from Operations: Loss from operations for the three months ended January 31, 2015 were $41,794 compared with $62,271 in the three months ended January 31, 2014, reflecting a decrease of $20,477. The decrease was primarily attributable to the decrease in general and administrative expenses.

Net loss: We incurred a net loss of $47,796 in the three months ended January 31, 2015, compared to a net loss of $67,330 in the three months ended January 31, 2014, reflecting a decrease of $19,534 or approximately 29%. The decrease was primarily attributable to the decrease in general and administrative expenses.

Comparison for the six months ended January 31, 2015 and 2014

Revenue: Revenues for the six months ended January 31, 2015 were $0, compared with $0 in the six months ended January 31, 2014, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the six months ended January 31, 2015 were $381,050 compared with $92,876 in the six months ended January 31, 2014, reflecting an increase of $288,174. The increase was primarily attributable to the stock based compensation paid out as part of the Settlement Agreement and to an increase in consulting expenses.

Loss from Operations: Loss from operations for the six months ended January 31, 2015 were $381,050 compared with $92,876 in the six months ended January 31, 2014, reflecting an increase of $288,174. The increase was primarily attributable to the stock based compensation paid out as part of the Settlement Agreement and to an increase in consulting expenses.

Net loss: We incurred a net loss of $390,692 in the six months ended January 31, 2015 compared to a net loss of $101,270 in the six months ended January 31, 2014, reflecting an increase of $289,422. The increase was primarily attributable to the stock based compensation paid out as part of the Settlement Agreement and to an increase in consulting expenses.

Liquidity and Capital Resources

We received cash from the Warrant Exercise and we raised cash to grow our business through a private placement that was completed on July 31, 2010. If we determine that we need more money to build our business, we will seek alternative sources, like a second private placement of securities or loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. If we are unable raise additional cash we will either have to suspend or cease our expansion plans entirely. Other than as described in this Report, we have no other financing plans.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $291,577, used cash in operations of $191,598 and has a net loss of $390,692 for the six months ended January 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None during the quarter ended January 31, 2015.

Item 3. Defaults Upon Senior Securities.

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments. As of January 31, 2015 and July 31, 2014, the Company recorded $4,298 and $3,585, in accrued interest, respectively.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unique Growing Solutions, Inc.

By:	/s/ Raouf Guirguis
Raouf Guirguis
Chief Executive Officer (Principal Executive Officer)
Dated: March 20, 2015

By:	/s/ Peter Coker
Peter Coker
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 20, 2015

