Form 10-Q
period 2015-04-30
Point of Care Nano-Technology, Inc.
filed 2015-06-26
CIK 1504239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-170118

POINT OF CARE NANO-TECHNOLOGY, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 24, 2015, there were 44,859,253 shares, $0.0001 par value per share, of common stock outstanding.

POINT OF CARE NANO-TECHNOLOGY, INC.

(F/K/A UNIQUE GROWING SOLUTIONS, INC.)

Quarterly Report on Form 10-Q for the

Period Ended April 30, 2015

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Point of Care Nano-Technology, Inc. (f/k/a Unique Growing Solutions, Inc.). “SEC” refers to the Securities and Exchange Commission.

Except as otherwise indicated, the information presented in this 10-Q reflects our 3-for-1 forward stock split, which became effective as of August 22, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Condensed Balance Sheets

	April 30, 2015	July 31,
	(Unaudited)	2014
ASSETS

Current Assets
Cash	$2,864	$177,181
Total Assets	$2,864	$177,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$172,041	$218,727
Accrued Interest Payable	9,938	4,313
Notes Payable	105,478	26,034
Notes Payable - Related Party	-	100,000
Total Liabilities	287,457	349,074

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,44,859,253 shares and 18,406,528 issued and outstanding, respectively	4,486	1,841
Subscription receivable	(18,859)	-
Additional paid-in capital	119,661,556	1,087,328
Accumulated deficit	(119,931,776)	(1,261,062)
Total Stockholders' Deficiency	(284,593)	(171,893)
Total Liabilities and Stockholders' Deficiency	$2,864	$177,181

See accompanying notes to unaudited condensed financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Operating Expenses
Professional fees	$24,185	$12,017	$42,855	$35,357
Consulting Expense	15,000	13,500	95,500	40,663
Stock Based Compensation - Settlement Agreement	-	-	260,000	-
Stock Based Compensation - Officer	118,125,000	-	118,125,000	-
Salary - Officer	94,000	-	94,000	-
General and Administrative	16,448	24,910	38,329	67,283
Total Operating Expenses	118,274,633	50,427	118,655,684	143,303

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(118,274,633)	(50,427)	(118,655,684)	(143,303)

Other Expenses
Interest Expense	(5,387)	(5,259)	(15,030)	(13,653)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(118,280,020)	$(55,686)	$(118,670,714)	$(156,956)

Net Loss Per Share - Basic and Diluted	$(3.19)	$(0.00)	$(4.83)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	37,045,314	18,077,550	24,547,889	18,077,550

See accompanying notes to unaudited condensed financial statements

Point of Care Nano-Technology, Inc.
(f/k/a Unique Growing Solutions, Inc.)
Condensed Statement of Changes in Stockholders' Deficiency
For the nine months ended April 30, 2015
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Receivable	Deficiency

Balance, July 31, 2014	-	$-	18,406,528	$1,841	$1,087,328	$(1,261,062)	-	$(171,893)

In kind contribution of services	-	-	-	-	10,400	-	-	10,400

Payment of expenses on Company's behalf	-	-	-	-	2,612	-	-	2,612

Stock based compensation - settlement	-	-	100,000	10	259,990	-	-	260,000

Stock based compensation - officer	-	-	37,500,000	3,750	118,121,250	-	-	118,125,000

Cancellation of shares	-	-	(11,500,000)	(1,150)	(113,850)	-	-	(115,000)

Proceeds from exercise of warrants	-	-	352,725	35	292,726	-	(18,859)	273,902

In kind contribution of interest	-	-	-	-	1,100	-	-	1,100

Net loss for the nine months ended April 30, 2015	-	-	-	-	-	(118,670,714)	-	(118,670,714)

Balance, April 30, 2015	-	$-	44,859,253	$4,486	$119,661,556	$(119,931,776)	$(18,859)	$(284,593)

See accompanying notes to unaudited condensed financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	April 30, 2015	April 30, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(118,670,714)	$(156,956)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	-	25,000
Stock based compensation - settlement agreement	260,000	-
Stock based compensation - officer	118,125,000	-
In-kind contribution of services	10,400	11,700
In-kind contribution of interest	1,100	458
Payments of expenses on the Company's behalf	2,612	-
Changes in operating assets and liabilities:
Increase in note receivable	-	(25,000)
Increase(Decrease) in accounts payable and accrued expenses	(41,061)	59,469
Net Cash Used In Operating Activities	(312,663)	(85,329)

Cash Flows From Financing Activities:
Proceeds from note payable	114,444	-
Repayment of loan payable	(35,000)	-
Proceeds from loan payable- Related party	-	101,500
Repayment of loan payable - Related party	(100,000)	(11,217)
Common shares repurchased for cancellation	(115,000)	-
Proceeds from exercise of warrants	273,902	-
Net Cash Provided by Financing Activities	138,346	90,283

Net Increase (Decrease) in Cash	(174,317)	4,954

Cash at Beginning of Period	177,181	125

Cash at End of Period	$2,864	$5,079

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Proceeds from warrant exercise for subscription receivable	$18,859	$-

See accompanying notes to unaudited condensed financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

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

On March 31, 2015, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Point of Care Nano-Technology, Inc.”

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2015 and July 31, 2014, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the nine months ended April 30, 2015 and 2014, the effect of 5,473,397 and 6,155,100 warrants, respectively, is anti-dilutive. A separate computation of diluted loss per share is not presented.

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

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 2    NOTES PAYABLE

On October 10, 2014, the Company issued an unsecured promissory note to an unrelated party in the amount of $100,000 which is due on or before the 90th day from October 10, 2014. On March 2, 2015, the company repaid $35,000 of the loan. The remaining loan balance due is $65,000 as of April 30, 2015. The note bears interest at a rate of 9% per annum.   As of April 30, 2015, the Company recorded $4,519 in accrued interest and the note is in default.

On August 29, 2014 the Company entered into a promissory note with an unrelated party. This is a non-interest bearing loan for $14,444 and is due on demand. For the nine months ended April 30, 2015 the Company recorded $795, as an in-kind contribution of interest (see note 4(A)).

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2014 the Company recorded $387 as an in-kind contribution of interest. For the nine months ended April 30, 2015 and 2014 the Company recorded $304 and $287 respectively, as an in-kind contribution of interest (see Note 4(A)).

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of April 30, 2015 and April 30, 2014, the Company recorded $4,663 and $3,237, in accrued interest, respectively.

NOTE 3    NOTES PAYABLE - RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum.  On August 1, 2014 the Company repaid the $100,000 note and $5,333 of accrued interest.  As of April 30, 2015 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (see Note 6).

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

On June 10, 2013, the Company received $7,694 from a related party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended July 31, 2014, the Company recorded $129 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014 (see Notes 4(A) & 6).

NOTE 4    STOCKHOLDERS’ DEFICIENCY

(A) In-Kind Contribution

For the nine months ended April 30, 2015, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 6).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the nine months ended April 30, 2015, the Company recorded a total of $1,100 as an in-kind contribution of interest (See Notes 2 & 6).

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

For the year ended July 31, 2014, the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 6).

 (B) Warrants

The following tables summarize all warrant grants for the nine months ended April 30, 2015, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise
Warrants
Balance at July 31, 2014	5,826,122	$0.83
Granted	-	-
Exercised	(352,725)	-
Forfeited	-	-
Balance at April 30, 2015	5,473,397	0.83
Warrants exercisable at April 30, 2015	5,473,397	$0.83

Of the total warrants outstanding, 5,473,397 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater. This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  During the nine months ended April 30, 2015 and year ended July 31, 2014, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

During the nine months ended April 30, 2015, the Company issued 352,725 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,902 and a subscription receivable of $18,859.

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

(C) Payments made on the Company’s behalf

For the nine months ended April 30, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital.

(D) Common stock issued in connection with release and settlement agreement

For the nine months ended April 30, 2015, the Company issued 100,000 shares valued at $260,000 ($2.60/share), in connection with release and settlement agreement entered on October 7, 2014 (See Note 5).

(E) Common stock cancellations

On February 25, 2015, the Company entered into two separate Cancellation Agreements, one with the former sole officer and sole director, and one with an affiliate of the Company under which a total of 11,500,000 shares of the Company’s common stock, par value $0.0001 per share, were cancelled and in return the two persons received an aggregate of $115,000.

(F) Common stock issued in connection with employment agreement

On February 26, 2015, the Company entered into an employment agreement with its new CEO. For the nine months ended April 30, 2015, the Company issued 37,500,000 shares valued at a fair value of $118,125,000 ($3.15/share). Fair value is based on the closing price of the stock on the date of grant.

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

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

●	The Company is required to: (i) issue 100,000 shares of the Company’s common stock to the old CEO; and (ii) change its name from Unique Growing Solutions to another name. For the nine months ended April 30, 2015, the Company issued 100,000 shares valued at $260,000 ($2.60/share) (See Note 4(D)). On March 31, 2015, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to "Point of Care Nano-Technology, Inc."

●	In the event that an additional agreed upon event occurs, the Company shall issue an additional 100,000 shares of the Company’s common stock to the old CEO. During the nine months ended April 30, 2015, no additional agreed upon events have occurred.

On February 25, 2015, the Company signed an Employment Agreement with Dr. Guirguis (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, within twenty days of the Employment Effective Date, the Company will issue 37,500,000 shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”). The Stock Issuance will result in a change of control of the Company. For the nine months ended April 30, 2015, the Company issued 37,500,000 shares with a fair value of $118,125,000 ($3.15/share), (See Note 4(F)), Fair value is based on the closing price of the stock on the date of grant. In addition, during the nine months ended April 30, 2015, the Company paid expenses previously incurred by CEO in the amount of $45,000 and was recorded as an additional compensation expense and approved by the Company’s Board of Directors. For the nine months ended April 30, 2015 the compensation expense is $94,000.

On February 25, 2015, the Company entered into a License Agreement with Lamina Equities Corporation (“Lamina”). Lamina is a private corporation over which Dr. Raouf Guirguis has sole control. Pursuant to the License Agreement, the Company agreed to pay $1,000 to Lamina in exchange for an exclusive worldwide license to Lamina’s intellectual property relating to diagnosing illness in humans via a saliva test. In addition, the Company will pay total regulatory milestone payments of up to $10,000 and a royalty of 7.5% of Net Sales to Lamina based on the following terms within 30 days after the achievement of each of the following milestones:

●	First receipt of notice from the FDA of product approval $4,000

●	First commercial sale of a product in the United States $5,000

●	First commercial sale of a product in any country or territory outside the United States after receipt of all requisite Regulatory approvals in such country $1,000

●	After first commercial sale a royalty on net sales of 7.5% during each calendar year.

For the nine months ended April 30, 2015 the Company paid and expensed $1,000 for the licensing rights and no other milestones have been met.

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 6    RELATED PARTY TRANSACTIONS

On November 19, 2014, the Company recorded $7,500 as a bonus to the former CEO, for his extra time involved with negotiating and concluding the settlement and release agreement with the CEO with the employment agreement dated August 1, 2014 and the release date of October 7, 2014.

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. On August 1, 2014 the Company repaid $100,000 of the loan balance and $5,333 of accrued interest. As of April 30, 2015 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (See Note 3).

For the nine months ended April 30, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital (See Note 4 (C)).

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

For the nine months ended April 30, 2015, the Company recorded a total of $1,100 as an in-kind contribution of interest (See Note 4).

For the year ended July 31, 2014 the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the nine months ended April 30, 2015, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 4 (A)).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(A)).

 NOTE 7   NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 as of April 30, 2015 and July 31, 2014 for this note.

 NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $284,593, used cash in operations of $312,663 and has a net loss of $118,670,714 for the nine months ended April 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview and Plan of Operation

The Company was incorporated as “Alternative Energy & Environmental Solutions, Inc.” in the State of Nevada on June 10, 2010 to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

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

The Company’s new business model relates to using its license from Lamina to first develop and then manufacture saliva-based medical diagnosis products. The Company is no longer engaged in the extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

In addition to developing the medical diagnosis products, the Company’s plan of operation over the next 12 months is to continue to decrease costs of operation. The Company cannot make any guarantee that it will be successful in decreasing its costs of operation.

On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.”

On March 31, 2015, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Point of Care Nano-Technology, Inc.”

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

Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company signed an Employment Agreement with Dr. Guirguis (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). Dr. Guirguis is also a member of the Company’s board of directors. The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, the Company issued 37,500,000 shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”). Dr. Guirguis chose to have the Company issue some of the Stock Issuance shares to other people including 1,500,000 shares issued to Mr. Ayman Elsalhy, a member of the Company’s board of directors. Dr. Guirguis now controls 26,000,000 shares directly and 2,500,000 shares indirectly via his wife’s ownership of those shares. Dr. Guirguis controls 63.53% of the Company’s shares.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our renovation services offering.

Results of Operations

Comparison for the three months ended April 30, 2015 and 2014

Revenue: Revenues for the three months ended April 30, 2015 were $0, compared with $0 in the three months ended April 30, 2014, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the three months ended April 30, 2015 were $118,274,633 compared with $50,427 in the three months ended April 30, 2014, reflecting an increase of $118,224,206. The increase was primarily attributable to the stock based compensation of Dr. Guirguis, our Chief Executive Officer.

Loss from Operations: Loss from operations for the three months ended April 30, 2015 were $118,274,633 compared with $50,427 in the three months ended April 30, 2014, reflecting an increase of $118,224,206. The increase was primarily attributable to the stock based compensation of Dr. Guirguis, our Chief Executive Officer.

Net loss: We incurred a net loss of $118,280,020 in the three months ended April 30, 2015, compared to a net loss of $55,686 in the three months ended April 30, 2014, reflecting an increase of $118,224,334. The increase was primarily attributable to the stock based compensation of Dr. Guirguis, our Chief Executive Officer.

Comparison for the nine months ended April 30, 2015 and 2014

Revenue: Revenues for the nine months ended April 30, 2015 were $0, compared with $0 in the nine months ended April 30, 2014, reflecting no change, which was primarily attributable to the lack of ability to secure a strategic partner and operations to generate revenue.

Total Operating Expenses: Total operating expenses for the nine months ended April 30, 2015 were $118,655,684 compared with $143,303 in the nine months ended April 30, 2014, reflecting an increase of $118,512,381. The increase was primarily attributable to the stock based compensation of Dr. Guirguis, our Chief Executive Officer.

Loss from Operations: Loss from operations for the nine months ended April 30, 2015 were $118,655,684 compared with $143,303 in the nine months ended April 30, 2014, reflecting an increase of $118,512,381. The increase was primarily attributable to the stock based compensation of Dr. Guirguis, our Chief Executive Officer.

Net loss: We incurred a net loss of $118,670,714 in the nine months ended April 30, 2015 compared to a net loss of $156,956 in the nine months ended April 30, 2014, reflecting an increase of $118,513,758. The increase was primarily attributable to the stock based compensation of Dr. Guirguis, our Chief Executive Officer.

Liquidity and Capital Resources

We receive cash from warrant exercises and notes payable. If we determine that we need more money to build our business, we will seek alternative sources, like a private placement of securities or loans from our officers or others. At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. If we are unable raise additional cash we will either have to suspend or cease our expansion plans entirely. Other than as described in this Report, we have no other financing plans.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $284,593, used cash in operations of $312,663 and had a net loss of $118,670,714 for the nine months ended April 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “ Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2015, the Company issued 37,500,000 shares of the Company’s common stock to Dr. Guirguis as part of the Employment Agreement. Dr. Guirguis chose to have the Company issue 11,500,000 of these shares to other people including 1,500,000 shares issued to Mr. Ayman Elsalhy, a member of the Company’s board of directors and 2,500,000 shares to Dr. Guirguis’ wife.

On April 21, 2015, the Company, due to the exercise of warrants at $0.83 per share issued a total of 405,300 shares of common stock to four individuals. This resulted in total proceeds to the Company of $336,399. The Company received $62,499 of this money in July 2014 and $273,900 of this money in February 2015.

On April 29, 2015, the Company, due to the exercise of warrants at $0.83 per share issued a total of 22,725 shares of common stock to one individual. This resulted in total proceeds to the Company of $18,861.75. The Company received this money in May 2015.

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

Item 3. Defaults Upon Senior Securities.

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum. Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments. As of April 30, 2015 and April 30, 2014, the Company recorded $4,663 and $3,237, in accrued interest, respectively.

On October 10, 2014, the Company issued an unsecured promissory note to an unrelated party in the amount of $100,000 which is due on or before the 90th day from October 10, 2014. On March 2, 2015, the company repaid $35,000 of the loan. The remaining loan balance due is $65,000 as of April 30, 2015. The note bears interest at a rate of 9% per annum.   As of April 30, 2015, the Company recorded $4,519 in accrued interest and the note is in default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1 *	License Agreement with Lamina Equities Corporation, dated February 25, 2015.

31.1 **	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* The License Agreement with Lamina Equities Corporation, dated February 25, 2015 was previously filed with the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2015. It is being re-filed to correct a typo in the Exhibit as filed on February 27, 2015. The President of the Company who signed the License Agreement was Peter Coker.

** Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Point of Care Nano-Technology, Inc.

By:	/s/ Raouf Guirguis
Raouf Guirguis
Chief Executive Officer (Principal Executive Officer)
Dated: June 26, 2015

By:	/s/ Peter Coker
Peter Coker
Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 26, 2015

