Form 10-K
period 2015-07-31
Point of Care Nano-Technology, Inc.
filed 2015-11-20
CIK 1504239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

 or

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

 Commission file number: 333-170118

POINT OF CARE NANO-TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

1645 Village Center Circle, Suite 170 Las Vegas, NV	89134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 561-670-6349

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (3,544,220) computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 30, 2015 ($2.50), was $8,860,550.

As of November 20, 2015, there were 46,253,803 shares of the registrant’s common stock outstanding.

1

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Point of Care Nano-Technology, Inc. (f/k/a Unique Growing Solutions, Inc.)  “SEC” refers to the Securities and Exchange Commission.

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

Effective as of February 26, 2015, the Company’s business model has related to using its license from Lamina to first develop and then manufacture saliva-based medical diagnosis products. The Company is no longer engaged in the extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

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

The Company’s principal executive office location and mailing address is 1645 Village Center Circle, Suite 170 Las Vegas, NV 89134 and its telephone number is 561-670-6349.

History

The Company was incorporated on June 10, 2010 in the State of Nevada as “Alternative Energy & Environmental Solutions, Inc.” to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. We currently have no revenues.

On March 20, 2014, the members of Company’s board of directors (the “Board”) were Peter Coker and Allen N. Sharpe. On March 20, 2014, the Board appointed Richard Johnson to the Board.

On June 10, 2014, Mr. Sharpe resigned as a member of the Board. Mr. Sharpe did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

On August 1, 2014, Mr. Peter Coker submitted to the Company a resignation letter pursuant to which he resigned from his position as the Company’s sole officer. Mr. Coker did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Mr. Coker remained a member of the Board through October 21, 2015.

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

Pursuant to the Settlement Agreement, Mr. Johnson received $52,000 between the dates of October 20 and October 24, 2014.

Pursuant to the Settlement Agreement, the Company cancelled Mr. Johnson’s 25 million shares and issued 100,000 shares of the Company’s common stock to Mr. Johnson and changed its name from Unique Growing Solutions to another name.

Effective as of the Settlement Date, Mr. Coker, the Company’s sole remaining director, was appointed the Company’s sole officer. Mr. Coker was President and Chief Executive Officer through February 25, 2015. Mr. Coker was the Company’s Chief Financial Officer through October 21, 2015.

Effective as of the Settlement Date, the Company’s intended for its business plan to no longer to be a sales and leasing concern catering to the greenhouse agricultural industry focusing on the organic and natural food industry as well as the emerging cannabis sector. The Company intended to revert to its previous business plan to bring to market and license innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. Using organic stimulants to increase the availability of natural gas, the new technology could help licensees tap a market with potential.

On February 25, 2015, the Company entered into the License Agreement with Lamina. Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company entered into two separate Cancellation Agreements. One Cancellation Agreement was with Mr. Peter Coker, at the time its sole officer and sole director, and one Cancellation Agreement is with Ms. Linda Hiatt, at the time an affiliate of the Company (collectively, the “Cancellation Agreements”). Pursuant to the Cancellation Agreements, Mr. Coker and Ms. Hiatt agreed to have the Company cancel, in total, eleven million, five hundred thousand (11,500,000) shares of the Company’s common stock that they owned. In return, Mr. Coker and Ms. Hiatt received a total of $115,000 from the Company.

Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company signed an Employment Agreement with Dr. Guirguis (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, the Company issued thirty seven million, five hundred thousand (37,500,000) shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”).

Effective as of the Employment Effective Date, Mr. Coker, previously the Company’s sole officer and sole director, resigned as the Company’s Chief Executive Officer. Mr. Coker did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices. Mr. Coker was the Company’s Chief Financial Officer from February 26, 2015 through October 21, 2015.

Effective as of the Employment Effective Date, Dr. Guirguis and Mr. Ayman El-Salhy were appointed as members of the Board.

The Stock Issuance resulted in a change of control of the Company. Dr. Guirguis controls 26,000,000 shares directly and 2,500,000 shares indirectly via his wife’s ownership of those shares.

As part of the Stock Issuance, Mr. El-Salhy received 1,500,000 shares of the Company’s common stock from Dr. Guirguis.

In connection with the Stock Issuance, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Effective as of the Employment Effective Date, the Company’s business model has related to using its license from Lamina to first develop and then manufacture saliva-based medical diagnosis products. The Company is no longer engaged in the extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

On March 31, 2015, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Point of Care Nano-Technology, Inc.”

On October 22, 2015, Mr. Peter Coker submitted to the Company a resignation letter pursuant to which he resigned from his positions as the Company’s Chief Financial Officer and a member of the Board. Mr. Coker did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Employees

We presently have no employees apart from our management. Dr. Guirguis, our sole officer and one of our two directors, devotes approximately thirty (30) hours per week to our business.

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

Market Information

Our shares are traded on the OTC Pink Current Information marketplace which utilizes the OTC Link ATS trading platform operated by OTC Link LLC, a wholly owned subsidiary of OTC Markets Group Inc. Our symbol changed from “ALNE” to “PCNT” on April 7, 2015.

Fiscal Year 2015	High	Low
First quarter ended October 31, 2014	$2.65	0.95
Second quarter ended January 31, 2015	$2.50	1.75
Third quarter ended April 30, 2015	$3.50	2.05
Fourth quarter ended July 31, 2015	$2.10	0.55

Fiscal Year 2014
First quarter ended October 31, 2013	$0.30	0.30
Second quarter ended January 31, 2014	$0.55	0.25
Third quarter ended April 30, 2014	$1.85	0.55
Fourth quarter ended July 31, 2014	$2.55	1.00

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share.   As of November 20, 2015, there were approximately 30 stockholders of record holding an aggregate of 46,253,803 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share.  As of November 20, 2015, there were no shares of preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period from August 1, 2013 through July 31, 2015, the Company made the following sales of unregistered securities:

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

During the year ended July 31, 2015, the Company issued 450,425 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $373,852.

Pursuant to the Settlement Agreement, the Company and issued 100,000 shares of the Company’s common stock to Mr. Johnson in October 2014.

On February 25, 2015, the Company issued thirty seven million, five hundred thousand (37,500,000) shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”).

As part of the Stock Issuance, Mr. El-Salhy, a member of the Board, received 1,500,000 shares of the Company’s common stock from Dr. Guirguis.

In connection with these issuances, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended July 31, 2015, and July 31, 2014. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement On Forward-Looking Information.”

Overview

The Company was incorporated as “Alternative Energy & Environmental Solutions, Inc.” in the State of Nevada on June 10, 2010 to bring to market and license its innovative new biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S.

Effective as of February 26, 2015, the Company’s business model has related to using its license from Lamina to first develop and then manufacture saliva-based medical diagnosis products.

In addition to developing the medical diagnosis products, the Company’s plan of operation over the next 12 months is to continue to decrease costs of operation. The Company cannot make any guarantee that it will be successful in decreasing its costs of operation.

Change in Control

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

Pursuant to the Settlement Agreement, Mr. Johnson received $52,000 between the dates of October 20 and October 24, 2014.

Pursuant to the Settlement Agreement, the Company cancelled Mr. Johnson’s 25 million shares and issued 100,000 shares of the Company’s common stock to Mr. Johnson and changed its name from Unique Growing Solutions to another name.

On February 25, 2015, the Company entered into the License Agreement with Lamina. Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company entered into the Cancellation Agreements. Pursuant to the Cancellation Agreements, Mr. Coker and Ms. Hiatt agreed to have the Company cancel, in total, eleven million, five hundred thousand (11,500,000) shares of the Company’s common stock that they owned. In return, Mr. Coker and Ms. Hiatt received a total of $115,000 from the Company.

Simultaneously with the signing of the License Agreement, on February 25, 2015, the Company signed the Employment Agreement with Dr. Guirguis. Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, the Company issued thirty seven million, five hundred thousand (37,500,000) shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”).

The Stock Issuance resulted in a change of control of the Company. Dr. Guirguis controls 26,000,000 shares directly and 2,500,000 shares indirectly via his wife’s ownership of those shares.

As part of the Stock Issuance, Mr. El-Salhy, a member of the Board received 1,500,000 shares of the Company’s common stock from Dr. Guirguis.

On March 31, 2015, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Point of Care Nano-Technology, Inc.”

Plan of Operation

Effective as of the Employment Effective Date, the Company’s business model has related to using its license from Lamina to first develop and then manufacture saliva-based medical diagnosis products.

In addition to developing the medical diagnosis products, the Company’s plan of operation over the next 12 months is to continue to decrease costs of operation. The Company cannot make any guarantee that it will be successful in decreasing its costs of operation.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business. We cannot guarantee that the expansion efforts described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our prodcut.

Results of Operation

Revenue: Revenues for the fiscal year ended July 31, 2015 were $0, compared with $0 in fiscal year ended July 31, 2014.

Total Operating Expenses: Total operating expenses for the fiscal year ended July 31, 2015 were $118,781,959, compared with $185,119 in fiscal year ended July 31, 2014. The increase was primarily attributable to the Stock Issuance as well as Dr. Guirguis’ salary and the costs associated with the Settlement Agreement. Pursuant to the Employment Agreement, the Company issued 37,500,000 shares valued at $118,125,000 ($3.15/share) to Dr. Guirguis. This amount represents the grant date fair value. This amount does not reflect the actual value that may be realized by Dr. Guirguis which depends on the value of our shares in the future.

Loss from Operations: Loss from operations for the fiscal year ended July 31, 2015 were $118,781,959, compared with $185,119 in fiscal year ended July 31, 2014.

Net loss: We incurred a net loss of $118,802,407 in fiscal 2015 compared to a net loss of $189,399 in fiscal 2014.

Liquidity and Capital Resources

At the present time, we do not have enough cash to continue operations for 12 months and we have not made any arrangements to raise additional cash. If we are unable to find an investor, we will either have to suspend or cease our expansion plans entirely. Other than as described in this Form 10-K, we have no other financing plans.

During the year ended July 31, 2015, the Company issued 450,425 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $373,852. We had $4,045 in cash as of July 31, 2015.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $316,336, used cash in operations of $400,988 and has a net loss of $118,802,407 for the year ended July 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

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

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off Balance Sheet Transactions

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

POINT OF CARE NANO-TECHNOLOGY, INC.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2015 AND AS OF JULY 31, 2014

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2015 AND 2014

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JULY 31, 2015 AND 2014

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2015 AND 2014

PAGES	F-6 - F-13	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of:

Point of Care – Nano Technology, Inc.

We have audited the accompanying balance sheets of Point of Care – Nano Technology, Inc. (the “Company”) as of July 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended July 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Point of Care – Nano Technology, Inc. as of July 31, 2015 and 2014 and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has minimal operations, no revenue, used cash in operations of $400,988 and has an accumulated deficit of $120,063,469. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

November 20, 2015

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Balance Sheets

ASSETS

	July 31, 2015	July 31, 2014

Current Assets
Cash	$4,045	$177,181
Total Assets	$4,045	$177,181

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable & Accrued Expenses	$213,580	$218,727
Accrued Interest Payable	11,767	4,313
Notes Payable	95,034	26,034
Loan payable Notes Payable - Related Party	-	100,000
Total Liabilities	320,381	349,074

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,44,956,953 shares and 18,406,528 issued and outstanding, respectively	4,496	1,841
Additional paid-in capital	119,742,637	1,087,328
Accumulated deficit	(120,063,469)	(1,261,062)
Total Stockholders' Deficiency	(316,336)	(171,893)
Total Liabilities and Stockholders' Deficiency	$4,045	$177,181

See accompanying notes to financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Statements of Operations

	For the Years Ended
	July 31, 2015	July 31, 2014
Operating Expenses
Professional fees	$57,575	$46,270
Consulting Expense	110,500	54,163
Stock Based Compensation - Settlement Agreement	260,000	-
Stock Based Compensation - Officer	118,125,000	-
Salary - Officer	181,500	-
General and Administrative	47,384	84,686
Total Operating Expenses	118,781,959	185,119

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(118,781,959)	(185,119)

Other Income/Expenses
Gain on Debt Settlement	-	13,605
Interest Expense	(20,448)	(17,885)

Provision for Income Taxes	-	-

NET LOSS	$(118,802,407)	$(189,399)

Net Loss Per Share - Basic and Diluted	$(4.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	29,686,555	18,406,519

See accompanying notes to financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Statement of Changes in Stockholders' Deficiency

For the years ended July 31, 2015 and 2014

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance, July 31, 2013	-	-	18,077,550	1,808	798,148	(1,071,663)	(271,707)

In kind contribution of services	-	-	-	-	15,600	-	15,600

In kind contribution of interest	-	-	-	-	557	-	557

Proceeds from exercise of warrants	-	-	328,978	33	273,023	-	273,056

Net loss for the year ended July 31, 2014	-	-	-	-	-	(189,399)	(189,399)

Balance, July 31, 2014	-	$-	18,406,528	$1,841	$1,087,328	$(1,261,062)	$(171,893)

In kind contribution of services	-	-	-	-	10,400	-	10,400

Payment of expenses on Company's behalf	-	-	-	-	2,612	-	2,612

Stock based compensation - settlement	-	-	100,000	10	259,990	-	260,000

Stock based compensation - officer	-	-	37,500,000	3,750	118,121,250	-	118,125,000

Cancellation of shares	-	-	(11,500,000)	(1,150)	(113,850)	-	(115,000)

Proceeds from exercise of warrants	-	-	450,425	45	373,807	-	373,852

In kind contribution of interest	-	-	-	-	1,100	-	1,100

Net loss for the year ended July 31, 2015	-	-	-	-	-	(118,802,407)	(118,802,407)

Balance, July 31, 2015	-	$-	44,956,953	$4,496	$119,742,637	$(120,063,469)	$(316,336)

See accompanying notes to financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

Statements of Cash Flows

	For the Years Ended
	July 31, 2015	July 31, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(118,802,407)	$(189,399)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	-	25,000
Stock based compensation - settlement agreement	260,000	-
Stock based compensation - officer	118,125,000	-
In-kind contribution of services	10,400	15,600
In-kind contribution of interest	1,100	557
Payments of expenses on the Company's behalf	2,612	-
Changes in operating assets and liabilities:

Increase(Decrease) in accounts payable and accrued expenses	2,307	(13,041)
Net Cash Used In Operating Activities	(400,988)	(161,283)

Cash Flows From Investing Activities:
Increase in note receivable	-	(25,000)
Net Cash Used in Investing Activities	-	(25,000)

Cash Flows From Financing Activities:
Proceeds from note payable	114,444	-
Repayment of loan payable	(45,444)	-
Proceeds from loan payable- Related party	-	101,500
Repayment of loan payable - Related party	(100,000)	(11,217)
Common shares repurchased for cancellation	(115,000)	-
Proceeds from exercise of warrants	373,852	273,056
Net Cash Provided by Financing Activities	227,852	363,339

Net Increase (Decrease) in Cash	(173,136)	177,056

Cash at Beginning of Period	177,181	125

Cash at End of Period	$4,045	$177,181

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$-	$5,333
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include valuation of equity based on transactions and the valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2015 and July 31, 2014, the Company had no cash equivalents.

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

Since the Company reflected a net loss for the year ended July 31, 2015 and 2014, the effect of 80,005 and 5,826,122 warrants, respectively, is anti-dilutive. A separate computation of diluted loss per share is not presented.

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

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

	July 31, 2014	July 31, 2013

Deferred tax liability	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	617,408	460,931
Valuation Allowance	(617,408)	(460,931)
Net deferred tax asset	-	-
Net deferred tax liability		-
	$-	$-

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:As of July 31, 2015, the Company has a net operating loss carryforward of approximately $1,601,555 available to offset future taxable income through July 31, 2035. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035. The Company’s federal income tax returns for the years ended July 31, 2010 through July 31, 2015 remain subject to examination by the Internal Revenue Service and State Taxing Authorities as of July 31, 2015.

The net change in the valuation allowance for the year ended July 31, 2015 and 2014 was an increase of $156,477 and $66,784, respectively.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	July 31, 2015	July 31, 2014

Federal
Current	-	-
Deferred	-	-
	-	-
State and Local
Current	-	-
Deferred	-	-
	-	-

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

The Company's income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

	July 31, 2015	July 31, 2014
Statutory rate applied to earnings before income taxes:	$(45,798,328)	$(73,013)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	156,477	66,784
Non-deductible expenses	45,641,851	6,229
Income Tax Expense	$-	$-

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

(I) Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

 (J) Recent Accounting Pronouncements

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

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

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

NOTE 2   NOTES PAYABLE

On October 10, 2014, the Company issued an unsecured promissory note to a unrelated party in the amount of $100,000 which is due on or before the 90th day from October 10, 2014. On March 2, 2015, the company repaid $35,000 of the loan, on July 23, 2015 the company repaid $2,000 and on July 24, 2015, the Company repaid $5,000. The remaining loan balance due is $58,000 as of July 31, 2015. The note bears interest at a rate of 9% per annum.   As of July 31, 2015, the Company recorded $5,979 in accrued interest and the note is in default.

On August 29, 2014 the Company entered into a promissory note with an unrelated party. This is a non-interest bearing loan for $14,444 and is due on demand. On July 22, 2015 the company repaid $1,444 and on July 23, 2015, the Company repaid $2,000. The remaining loan balance due is $11,000 as of July 31, 2015. For the year ended July 31, 2015 the Company recorded $795, as an in-kind contribution of interest (see note 4(A)).

On November 13, 2012, the Company received $6,034 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the years ended July 31, 2015 and 2014 the Company recorded $304 and $387 respectively, as an in-kind contribution of interest (see Note 4(A)).

On August 23, 2011, the Company issued an unsecured promissory note in the amount of $10,000 which was due on August 23, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments.  Then on December 28, 2011, the Company issued an additional unsecured promissory note in the amount of $10,000 which was due on December 28, 2012 and bearing compounding interest at a rate of 6% per annum.   Interest on the outstanding principal balance is payable quarterly in arrears on the last day of each calendar quarter. The Company is currently in default of these notes and expects to make the necessary payments whenever the Company is able to make such payments.  As of July 31, 2015 and July 31, 2014, the Company recorded $5,033 and $3,585, in accrued interest, respectively.

NOTE 3   NOTES PAYABLE - RELATED PARTY

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 which is due on February 3, 2014. The note bears interest at a rate of 8% per annum.  On August 1, 2014 the Company repaid the $100,000 note and $5,333 of accrued interest.  As of July 31, 2015 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (see Note 6).

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

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

NOTE 4   STOCKHOLDERS’ DEFICIENCY

(A) In-Kind Contribution

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 6).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 6).

For the year ended July 31, 2015, the Company recorded a total of $1,100 as an in-kind contribution of interest (See Notes 2 & 6).

For the year ended July 31, 2014, the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 6).

 (B) Warrants

The following tables summarize all warrant grants for the year ended July 31, 2015, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise
Warrants
Balance at July 31, 2014	5,826,122	$0.83
Granted	-	-
Exercised	(450,425)	-
Forfeited	(5,295,692)	-
Balance at July 31, 2015	80,005	0.83
Warrants exercisable at July 31, 2015	80,005	$0.83

Of the total warrants outstanding, 80,005 are fully vested, exercisable and non-forfeitable.

These warrants are immediately exercisable at $0.83 per share and are immediately callable by the Company if the Company’s common stock trades for a period of 20 consecutive days at an average trading price of $1.00 per share or greater. This option gives the Company the right, but not the obligation to repurchase the shares of common stock.  During the year ended July 31, 2015 and year ended July 31, 2014, the average trading price exceeded $1.00 per share and the options are callable by the Company, although none have been called to date.

During the year ended July 31, 2015, the Company issued 450,425 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $373,852.

During the year ended July 31, 2014, the Company issued 328,978 shares of common stock, in connection with the exercise of stock warrants, for proceeds of approximately $273,056.

(C) Payments made on the Company’s behalf

For the year ended July 31, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital.

(D) Common stock issued in connection with release and settlement agreement

For the year ended July 31, 2015, the Company issued 100,000 shares valued at $260,000 ($2.60/share), in connection with release and settlement agreement entered on October 7, 2014 (See Note 5).

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

(E) Common stock cancellations

On February 25, 2014, the Company entered into two separate Cancellation Agreements, one with the former sole officer and sole director, and one with an affiliate of the Company under which a total of 11,500,000 shares of the Company’s common stock, par value $0.0001 per share, were cancelled and in return the two persons received an aggregate of $115,000.

(F) Common stock issued in connection with employment agreement

On February 26, 2015, the Company entered into an employment agreement with its new CEO. For the year ended July 31, 2015, the Company issued 37,500,000 shares valued at a fair value of $118,125,000 ($3.15/share). Fair value is based on the closing price of the stock on the date of grant.

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

●	The Company is required to: (i) issue 100,000 shares of the Company’s common stock to the old CEO; and (ii) change its name from Unique Growing Solutions to another name. For the year ended July 31, 2015, the Company issued 100,000 shares valued at $260,000 ($2.60/share) (See Note 4(D)), and changed the Company’s name to Point of Care Nano-Technology, Inc.

●	In the event that an additional agreed upon event occurs, the Company shall issue an additional 100,000 shares of the Company’s common stock to the old CEO. During the year ended July 31, 2015, no additional agreed upon events have occurred.

On February 25, 2015, the Company signed an Employment Agreement with Dr. Guirguis (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015 (the “Employment Effective Date”). The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, within twenty days of the Employment Effective Date, the Company will issue 37,500,000 shares of the Company’s common stock to Dr. Guirguis (the “Stock Issuance”). The Stock Issuance will result in a change of control of the Company. For the year ended July 31, 2015, the Company issued 37,500,000 shares with a fair value of $118,125,000 ($3.15/share), (See Note 4(F)), Fair value is based on the closing price of the stock on the date of grant. In addition, during the year ended July 31, 2015, the Company paid expenses previously incurred by CEO in the amount of $45,000 and was recorded as an additional compensation expense and approved by the Company’s Board of Directors. For the year ended July 31, 2015 the compensation expense is $181,500.

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

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

During the year ended July 31, 2015, the Company paid and expensed $1,000 for the licensing rights. No other milestones have been met.

NOTE 6   RELATED PARTY TRANSACTIONS

On November 19, 2014, the Company recorded $7,500 as a bonus to the former CEO, for his extra time involved with negotiating and concluding the settlement and release agreement with the CEO with the employment agreement dated August 1, 2014 and the release date of October 7, 2014.

On November 4, 2013, the Company issued an unsecured promissory note to a related party in the amount of $100,000 due February 3, 2014 and bearing interest at a rate of 8% per annum. The Company is currently in default of this note and expects to make the necessary payments whenever the Company is able to make such payments. On August 1, 2014 the Company repaid $100,000 of the loan balance and $5,333 of accrued interest. As of July 31, 2015 and July 31, 2014, the Company recorded $0 and $6,060, respectively, in accrued interest (See Note 3).

For the year ended July 31, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital (See Note 4 (C)).

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

For the year ended July 31, 2015, the Company recorded a total of $1,100 as an in-kind contribution of interest (See Notes 2 & 4).

For the year ended July 31, 2014 the Company recorded a total of $557 as an in-kind contribution of interest (See Notes 2, 3 & 4(B)).

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $10,400 (See Note 4 (A)).

For the year ended July 31, 2014, a shareholder of the Company contributed services having a fair value of $15,600 (See Note 4(A)).

NOTE 7   NOTE RECEIVABLE

On November 13, 2013 the Company advanced $25,000 to an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. The Company recorded an allowance for doubtful accounts of $25,000 as of July 31, 2015 and July 31, 2014 for this note.

Point of Care Nano-Technology, Inc.

(f/k/a Unique Growing Solutions, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF JULY 31, 2015

NOTE 8   GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, a working capital and stockholders’ deficiency of $316,336, used cash in operations of $400,988 and has a net loss of $118,802,407 for the year ended July 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

Subsequent to July 31, 2015, the Company sold 621,212 shares of common stock at a purchase price of $0.33 per share. Accordingly, the Company elected to issue an additional 675,638 shares of common stock to investors who exercised stock warrants at $0.83 per share during the year ended July 31, 2015 in order to adjust their average cost per share to $0.33 per share.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2015, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and officers, as of November 20, 2015, are set forth below. On August 1, 2014, Mr. Peter Coker resigned as the Company’s sole officer and Mr. Peter Bianchi was appointed a member of the Board. Mr. Johnson was appointed as the Company’s sole officer on that same date. On October 7, 2014, Messrs. Johnson and Bianchi resigned from all of their positions and Mr. Coker became the Company’s sole officer and sole director. Effective as of February 26, 2015, Dr. Guirguis and Mr. El-Salhy were appointed as members of the Board and Dr. Guirguis was appointed as the Company’s President and Chief Executive Officer. On October 22, 2015, Mr. Coker resigned from all of his positions and Dr. Guirguis became the Company’s Chief Financial Officer.

Name	Age	Position and Offices Held
Raouf Guirguis	61	Director, President, Chief Executive Officer, and Chief Financial Officer
Ayman El-Salhy	61	Director

Dr. Raouf Guirguis has been the Chairman and Chief Executive Officer of Lamina Equities Corporation since 2001. From 2005 to 2010, he was the President of Diplomatic Language Services, LLC. Since 2011, Dr. Guirguis has been the President of Converting Biophile Laboratories, LLC. His involvement with the companies ranged from the conception of the business plan to technology packaging, mergers and acquisitions, and business development.  Dr. Guirguis served as Pathology Fellow, National Cancer Institute, NIH (1984-1989) and was a Georgetown University Scholar (1985-1988). He holds an M.D. as well as an M.S., Studies in General Medical Practice, from the University of Alexandria, Egypt. He also holds an M.S. in Biomedical Engineering and a Ph.D. in Physiology and Biophysics from Georgetown University.

Ayman El-Salhy has been, since 2012, licensed in the State of Florida as a General Agent for life insurance and annuities. In 2007, he utilized his business experience and connections in Egypt, Saudi Arabia and the United Arab Emirates to launch a financial company in United States and a business development company in Abu Dhabi, UAE. Through these companies, Altergy and Mid-Atlantic Energy, he acted as a financial consultant and liaison for various governmental agencies and private businesses in the energy sector both foreign and domestic. For the past 9 years, he has traveled to the Middle East to market several projects in the medical and technology fields generating funds for each and every project. He has a Master's Degree in Marketing and Business Development with a Minor in Psychology from Cairo University.

Employment Agreements

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

On February 25, 2015, the Company signed the Employment Agreement with Dr. Guirguis. Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015. The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, the Company issued thirty seven million, five hundred thousand (37,500,000) shares of the Company’s common stock to Dr. Guirguis.

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

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal 2015 and 2014.

Name and Principal Position	Year	Salary	Bonus		Stock Awards ($)		Option Awards	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals ($)

Peter Coker (1)	2015	$0	$7,500	(2)	$0		$0	$0	$0		$7,500
	2014	0	0		0		0	0	0		0

Richard Johnson (3)	2015	$0	$0		$260,000	(4)	$0	$0	$52,000		$312,000
	2014	0			0		0	0	0		0

Raouf Guirguis (5)	2015	$136,500	$0		$118,125,000	(6)	$0	$0	$45,000	(7)	$118,306,500
	2014	0	$0		0		0	0	0		0

(1)	Peter Coker was our sole officer (President, Chief Executive Officer, and Chief Financial Officer) from August 1, 2013 through July 31, 2014. He resigned as President, Chief Executive Officer, and Chief Financial Officer of the Company on August 1, 2014 and was reappointed on October 7, 2014. Mr. Coker resigned as President and Chief Executive Officer on February 25, 2015. Mr. Coker resigned as Chief Financial Officer on October 22, 2015.

(2)	On November 19, 2014, the Company recorded $7,500 as a bonus to Mr. Coker, for his extra time involved with negotiating and concluding the employment agreement dated August 1, 2014 and the settlement and release agreement dated October 7, 2014 both with Mr. Johnson.

(3)	Richard Johnson was our sole officer (President, Chief Executive Officer, and Chief Financial Officer) from August 1, 2014 through October 7, 2014. Pursuant to the Settlement Agreement, during October 2014, the Company paid Mr. Johnson $40,000 in salary for the two months during which he was the sole officer of the Company and a one-time consulting fee of $12,000. Although the Company did have an employment agreement with Mr. Johnson during the time he was the Company’s sole officer, he was not paid any cash compensation pursuant to the employment agreement.

(4)	Pursuant to the Settlement Agreement, the Company issued 100,000 shares valued at $260,000 ($2.60/share) to Mr. Johnson. This amount represents the grant date fair value. This amount does not reflect the actual value that may be realized by Mr. Johnson which depends on the value of our shares in the future.

(5)	Raouf Guirguis has been our President and Chief Executive Officer since February 26, 2015. Dr. Guirguis has been our Chief Financial Officer since October 22, 2015.

(6)	Pursuant to the Employment Agreement, the Company issued 37,500,000 shares valued at $118,125,000 ($3.15/share) to Dr. Guirguis. This amount represents the grant date fair value. This amount does not reflect the actual value that may be realized by Dr. Guirguis which depends on the value of our shares in the future.

(7)	The Company paid expenses previously incurred by Dr. Guirguis in the amount of $45,000 and was recorded as an additional compensation expense and approved by the Company’s Board of Director

Director Compensation

We did not pay any compensation to the non-employee members of the Board during 2015. Mr. Coker was a non-employee member of the Board from August 1, 2014 through October 6, 2014. Mr. Bianchi was a member of the Board from August 1, 2014 through October 6, 2014. Mr. El-Salhy has been a member of the Board since February 26, 2015.

Employment Agreements

On February 25, 2015, the Company signed the Employment Agreement with Dr. Guirguis. Pursuant to the Employment Agreement, the Company appointed Dr. Guirguis as Chief Executive Officer of the Company effective as of February 26, 2015. The Company will pay Dr. Guirguis an annual salary of $350,000. In addition, the Company issued thirty seven million, five hundred thousand (37,500,000) shares of the Company’s common stock to Dr. Guirguis.

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

The following table sets forth certain information regarding our shares of common stock beneficially owned as of November 20, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of November 20, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of November 20, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Beneficial owners of more than 5% of our common stock

Sandra J. Deluzio (2)	2,500,000	5.41%
Arian Guirguis (2)	2,500,000	5.41%
Kyrollos Guirguis (2)	2,500,000	5.56%

Directors and named executive officers

Raouf Guirguis (3)	28,500,000	61.62%
Ayamn El-Salhy	1,500,000	3.24%
All directors and executive officers as a group (1 persons)	30,000,000	64.86%

(1)	Based on 46,253,803 shares issued and outstanding as of November 20, 2015.

(2)	A child of Dr. Guirguis whose shares are not under his voting or investment control.

(3)	Dr. Guirguis controls 26,000,000 shares directly and 2,500,000 shares indirectly via his wife’s ownership of those shares.

We are not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following are the related party transactions in which we have engaged since August 1, 2013:

During the year ended July 31, 2014, a related party paid $1,500 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended July 31, 2014 the Company recorded $42 as an in-kind contribution of interest. The note was repaid in full during the year ended July 31, 2014.

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

For the year ended July 31, 2015, a related party paid legal expenses on behalf of the Company totaling $2,612, which was forgiven and recorded as an in-kind contribution of capital.

For the year ended July 31, 2015, a shareholder of the Company contributed services having a fair value of $10,400.

For the year ended July 31, 2015, the Company recorded a total of $1,100 as an in-kind contribution of interest.

Director Independence

Mr Al-Salhy is an independent director. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Audit Fees

For the Company’s fiscal years ended July 31, 2015 and 2014, we were billed approximately $15,500 and $17,400, respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company incurred fees of $0 and $0 for the fiscal years ended July 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended July 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2015 and 2014.

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

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation,	S-1	3.1	10/25/2010
3.2	Amendment to Articles of Incorporation, dated August 28, 2014.	8-K	3.1	10/30/2014
3.3	Amendment to Articles of Incorporation, dated March 31, 2015.	8-K	3.1	04/08/2015
3.4	Bylaws.	S-1	3.2	10/25/2010
10.1	Settlement Agreement and Release.	8-K	3.1	10/30/2014
10.2	License Agreement with Lamina Equities Corporation, dated February 25, 2015.	8-K	10.1	02/27/2015
10.3	Cancellation Agreement with Peter Coker, dated February 25, 2015.	8-K	10.2	02/27/2015
10.4	Cancellation Agreement with Linda Hiatt, dated February 25, 2015.	8-K	10.3	02/27/2015
10.5*	Employment Agreement with Dr. Raouf Guirguis, dated February 25, 2015.	8-K	10.4	02/27/2015
21.1	Subsidiaries of the Registrant – None.				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002strant.				X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*   Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT OF CARE NANO-TECHNOLOGY, INC.

Dated: November 20, 2015	By:	/s/ Raouf Guirguis
Raouf Guirguis President, Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raouf Guirguis	President, Chief Executive Officer,	November 20, 2015
Raouf Guirguis	Chief Financial Officer, and Director
(Principal Executive, Financial, and
Accounting Officer)

/s/ Ayman El-Salhy	Director	November 20, 2015
Ayman El-Salhy

