Form 10-Q
period 2022-01-31
Point of Care Nano-Technology, Inc.
filed 2022-03-07
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: January 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56356

POINT OF CARE NANO-TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

109 Ambersweet Way Davenport, FL , 33897
(Address of principal executive offices) (Zip Code)

(732) 723-7395
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☒	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

The number of the registrant’s shares of common stock outstanding was 46,981,059 as of March 15, 2022.

Table of Contents

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of January 31, 2022 (unaudited) and July 31, 2021	3
	Condensed Statements of Operations for the Three and Six Months Ended January 31, 2022 (unaudited) and the Three and Six Months Ended January 31, 2021 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2022 (unaudited) and the Six Months Ended January 31, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended January 31, 2022 (unaudited) and the Six Months Ended January 31, 2021 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Mine Safety Disclosures	13
Item 5	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Point of Care Nano-Technology, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors in the Company’s Form 10 filed with the Securities and Exchange Commission (“SEC”) on December 28, 2021.

ITEM 1 FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM BALANCE SHEETS

As of January 31, 2022 and July 31, 2021

(Unaudited)

	Jan 31,	July 31,
	2022	2021
ASSETS

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued charges	76,289	20,240
Total Liabilities	76,289	20,240

Stockholders’ Deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	-
Common stock, par value $0.0001, 100,000,000 shares authorized 46,981,059 shares issued and outstanding	4,698	4,698
Additional paid-in capital	120,187,429	120,187,429
Accumulated deficit	(120,268,417)	(120,212,367)
Total Stockholders’ Deficit	(76,289)	(20,240)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three and Six Months Ended January 31, 2022 and 2021

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Revenues	$-	$-	$-	$-

Operating expenses
General and administration	4,823	-	12,356	-
Professional fees	8,972	-	43,693	-

Officer compensation	-	-	1	-

Net loss and comprehensive loss	$13,795	$-	$56,050	$-

	$0.00	$0.00	$0.00	$0.00

Basic and diluted	46,981,059	49,981,059	49,981,059	49,981,059

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF EQUITY

(Unaudited)

For the Six-Month Period Ended January 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	#	$	#	$	Capital	Deficit	Deficit
Balance, July 31, 2021	-	-	46,981,059	$4,698	$120,187,429	$(120,212,367)	$(20,240)
Shares issued	1,000	$1	-	-	-	-	1
Net loss for the period	-	-	-	-	-	(42,255)	(42,255)
Balance, October 31, 2021	1,000	1	46,981,059	4,698	120,187,429	(120,254,622)	(62,494)
Net loss for the period	-	-	-	-	-	(13,795)	(13,795)
Balance, January 31, 2022	1,000	$1	46,981,059	$4,698	120,187,429	$(120,268,417)	$(76,289)

For the Six-Month Period Ended January 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	#	$	#	$	Capital	Deficit	Deficit
Balance, July 31, 2020	-	-	46,981,059	$4,698	$120,187,429	$(120,212,367)	$(12,740)
Net loss for the period	-	-	-	-	-	-	-
Balance, October 31, 2020	-	-	46,981,059	4,698	120,187,429	(120,212,367)	(12,740)
Net loss for the period	-	-	-	-	-	-	-
Balance, January 31, 2021	-	1	46,981,059	$4,698	120,187,429	$(120,212,367)	$(12,740)

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended January 31, 2022 and January 31, 2021

(Unaudited)

	For the six months ended	For the six months ended
	January 31, 2021	January 31, 2020
Cash flows from operating activities
Net loss for the period	$(56,050)	$-
Non-cash expense, Officer compensation	1	-
Change in working capital items Accounts payable and accrued charges	56,049	-

Net cash flows from operating activities	-	-

Net cash flows from investing activities	-	-

Change in cash for the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM FINANCIAL STATEMENTS

For the Six Month Period Ended January 31, 2022

(Unaudited)

Note 1	COMPANY AND BACKGROUND

Point of Care Nano-Technology, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 2010, under the name of “Alternative Energy and Environmental Solutions, Inc.” On August 28, 2014, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Unique Growing Solutions, Inc.” On March 31, 2015, the Company filed an amendment to its Articles of Incorporation changing the name of the Company to “Point of Care Nano-Technology, Inc.”

From February 2015 through July 2016, the Company’s business model related to the planning for the development and then manufacture of saliva-based medical diagnosis products under a certain license agreement (the “License Agreement”) with Lamina Equities Corporation.

The Company was not successful in its endeavors related to the License Agreement and discontinued the majority of its operations by July 31, 2016. Beginning from August 2016, the Company’s plan, which it has since discontinued, was to provide business services and financing to emerging growth entities. The Company’s plan of operation over the next 12 months is to seek new business assets in the life sciences industry. The Company cannot make any guarantee that it will be successful in achieving this goal.

On April 15, 2021, the Company accepted the resignations of Dr. Guirguis and Mr. El-Salhy, received a mutual release from both, and appointed Mr. Nicholas DeVito as Director, Chief Executive Officer and Chief Financial Officer. In addition, for his services to the Company, the Company agreed to issue to Mr. DeVito 1,000 shares of Class A Preferred Stock that granted him 80% voting rights in the voting stock of the Company.

Also on April 15, 2021, the Company agreed to form a subsidiary and transfer all Company debts relating to the License Agreement business and the License Agreement to this subsidiary to be split off to Dr. Guirguis in exchange for 26,000,000 shares of the Company’s common stock held by Dr. Guriguis. This transaction had not closed by January 31, 2022.

The Company’s principal executive office location and mailing address is 109 Ambersweet Way, Davenport, FL 33897 and its telephone number is 732-723-7395.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2022, the Company had not yet achieved profitable operations and had accumulated losses of $120,410,389 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2	CONTROL BY PRINCIPAL OWNERS

The sole director and executive officer owns, directly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital stock of the Company. Accordingly, the sole director and executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger, or sale of the Company’s assets.

Note 3	INTERIM REPORTING

While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2021 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2021 annual financial statements. Operating results for the six months ended July 31, 2020 are not necessarily indicative of the results that can be expected for the year ended July 31, 2022.

Note 4	ACCOUNTING POLICIES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, the more significant of which are as follows:

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.

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

Comprehensive Income (Loss)

The Company adopted FASB Codification topic (“ASC”) 220, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company has not had any comprehensive income / loss.

Net Income (Loss) per Common Share

FASB Codification topic (“ASC”) 260, Earnings per share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. Accordingly, although the diluted weighted average number of common stock outstanding is disclosed on the statements of operation, the calculated net loss per share is the same for bother basic and diluted as both are based on the basic weighted average of common stock outstanding. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Financial Instruments

Financial instruments consist of accounts payable and accrued liabilities.  As of the financial statement date, the Company does not hold any derivate financial instruments. Financial assets and liabilities are measured upon first recognition and reviewed at the financial statement date.  Changes in fair value are recognized through profit and loss.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair Value Measurements

The Company follows FASB Codification topic (ASC”) 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted (ASC”) 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities, and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

Related Parties

The Company adopted FASB ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Note 5	COMMON and PREFERRED STOCK

The Company has authorized capital of 100,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock, each with a par value of $0.001 per share. The Company agreed to issue 1,000 Shares of Series A Preferred Stock to Mr. Nicholas DeVito on April 15, 2021. The shares were issued on August 2, 2021.

There were no warrants or options outstanding as of January 31, 2022.

Note 6	SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved..

Overview

We were incorporated as “Alternative Energy & Environmental Solutions, Inc.” in the State of Nevada on June 10, 2010, to develop and license an innovative biotechnology for the environmentally friendly and cost-effective extraction of natural gas (coalbed methane) from low-producing, depleted and abandoned coal mines in the U.S. We were not successful in developing that business and discontinued its biotechnology related operations. We changed our name in 2014 to Unique Growing Solutions, Inc. and again in 2015 to Point of Care Nano-Technology, Inc.

On February 25, 2015, we entered into a license agreement with Lamina Equities Corporation (“Lamina”), to license intellectual property for diagnosing illness in humans via a saliva test. During the past few years, we have not had the financial resources to pursue business development relating to the Lamina license.

Our plan of operation for the next 12 months is to seek and acquire new business assets in the life sciences industry and begin operations with these new assets. We also plan to split off the Lamina license although at this time we are not sure when we will complete this split-off, if at all. We cannot make any guarantee that we will be successful in achieving our new operational objectives.

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2022 and 2021

Revenues

Our total revenue was $0 for the three-month periods ended January 31, 2022 and 2021, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended January 31, 2022 and 2021, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended January 31, 2022, our operating expenses increased to $13,795 from $0 for the three months ended January 31, 2021. The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended January 31, 2022 and 2021, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended January 31, 2022 and 2021, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $13,795 for the three months ended January 31, 2022, as compared to $0 for the three months ended January 31, 2021.

Comparison of Six Months Ended January 31, 2022 and 2021

Revenues

Our total revenue was $0 for the six-month periods ended January 31, 2022 and 2021.

Operating Expenses (including Selling, General and Administrative Expenses)

For the six months ended January 31, 2022, the Company’s Operating Expense increased to $56,050 from $0 for the six months ended January 31, 2021.  The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

For the six months ended January 31, 2022, the Company had Net Other Income (Expense) of $-0- compared to Net Other Expenses of $-0- for the six months ended January 31, 2021.

Income Tax Expense

Income tax expense was $0 and $0 for the six-month period ended January 31, 2022 and 2021, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $56,050 for six months ended January 31, 2022, as compared to $0 for the six months ended January 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2022, we had $0 in cash, compared to $0 at October 31, 2021. At January 31, 2022, our accumulated stockholders’ deficit was $120,268,417 compared to $120,212,367 at July 31, 2021. There is substantial doubt as to our ability to continue as a going concern.

The Company has had no cash flow for the two years ended July 31, 2021 and 2020 and subsequent quarters. In the future, the Company’s cash flow will depend on the timely and successful market entry of the Company’s expected strategic offerings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of January 31, 2022, our interim principal executive and financial officer identified the following material weaknesses:

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements. To mitigate the current limited resources and limited employees, we rely heavily on the use of external legal and accounting professionals.

Our management has identified the steps necessary to address the material weaknesses, and as soon as we have available funds, we will implement the following remedial procedures:

●	We will hire personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our financial statements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended January 31, 2022.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

For a discussion of the risk factors affecting our business, see our Registration Statement on Form 10, filed with the Securities and Exchange Commission on December 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended January 31, 2022, we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation.	S-1	3.1	10/25/2010
3.2	Amendment to Articles of Incorporation, dated August 28, 2014.	8-K	3.1	10/30/2014
3.3	Amendment to Articles of Incorporation, dated March 31, 2015.	8-K	3.1	04/08/2015
3.4	Certificate of Amendment by Custodian dated July 1, 2020	10-12g	3.4	10/15/2021
3.5	Certificate of Designation of the Series A Non-Convertible Preferred Stock	10-12g	3.5	10/15/2021
3.6	Bylaws.	S-1	3.2	10/25/2010
31.1/31.2	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1/32.2	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT OF CARE NANO-TECHNOLOGY, INC.
(Registrant)
Date: March 7, 2022
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)