Form 10-Q
period 2022-04-30
Point of Care Nano-Technology, Inc.
filed 2022-06-14
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: April 30, 2022

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 939,621 as of June 14, 2022.

Table of Contents

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of April 30, 2022 (unaudited) and July 31, 2021	3
	Condensed Statements of Operations for the Three and Nine Months Ended April 30, 2022 (unaudited) and the Three and Nine Months Ended April 30, 2021 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2022 (unaudited) and the Nine Months Ended April 30, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2022 (unaudited) and the Nine Months Ended April 30, 2021 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	12

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Point of Care Nano-Technology, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions, and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors in the Company’s Form 10 filed with the Securities and Exchange Commission (“SEC”) on December 28, 2021.

ITEM 1. FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

As of April 30, 2022 and July 31, 2021

(Unaudited)

	Apr 30,	July 31,
	2022	2021
ASSETS
Current Assets
Cash	$100	$-
License fee receivable (Notes 8 and 9)	100,000	-
Total Assets	$100,100	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued charges	$92,226	$20,240
Royalty fee payable (Notes 7 and 9)	90,000	-
Total Liabilities	182,226	20,240

Stockholders’ Deficit
Preferred stock, par value $0.0001, (Note 5) 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	-
Common stock, par value $0.0001, (Note 5) 100,000,000 shares authorized 419,621 shares issued and outstanding (939,621 shares in 2021)	420	940
Additional paid-in capital	120,191,707	120,191,187
Accumulated deficit	(120,274,254)	(120,212,367)
Total Stockholders’ Deficit	(82,126)	(20,240)
Total Liabilities and Stockholders’ Deficit	$100,100	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended April 30, 2022 and 2021

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Revenues	$100,000	$-	$100,000	$-

Operating expenses
Royalty fees	90,000	-	90,000	-
General and administration	2,472	-	14,828	-
Professional fees	13,365	-	57,058	-
Officer compensation	-	-	1	-
	105,837	-	161,887	-

Net loss and Comprehensive loss	$(5,837)	$-	$(61,887)	$-

Weighted average Net Loss per share, basic and diluted	$(0.01)	$0.00	$(0.08)	$0.00

Weighted average number of common shares outstanding	632,218	939,621	787,183	939,621

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

For the Nine-Month Period Ended April 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	#		#
Balance, July 31, 2021	-	$-	939,621	$4,698	$120,187,429	$(120,212,367)	$(20,240)
Shares issued	1,000	1	-	-	-	-	1
Net loss for the period	-	-	-	-	-	(42,255)	(42,255)
Balance, October 31, 2021	1,000	1	939,621	4,698	120,187,429	(120,254,622)	(62,494)
Net loss for the period	-	-	-	-	-	(13,795)	(13,795)
Balance, January 31, 2022	1,000	1	939,621	4,698	120,187,429	(120,268,417)	(76,289)
Settlement (Note 6)	-	-	(520,000)	(520)	520	-	-
Net loss for the period	-	-	-	-	-	(5,837)	(5,837)
Balance, April 30, 2022	1,000	$1	419,621	$420	$120,191,707	$(120,274,254)	$(82,126)

For the Nine-Month Period Ended April 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	#
Balance, July 31, 2020	939,621	$940	$120,191,187	$(120,204,867)	$(12,740)
Net loss for the period	-	-	-	-	-
Balance, October 31, 2020	939,621	$940	$120,191,187	(120,204,867	(12,740)
Net loss for the period	-	-	-	-	-
Balance, January 31, 2021	939,621	$940	$120,191,187	(120,204,867	(12,740)
Net loss for the period	-	-	-	-	-
Balance, April 30, 2021	939,621	$940	$120,191,187	$(120,204,867)	$(12,740)

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended April 30, 2022 and April 30, 2021

(Unaudited)

	For the nine months ended April 30, 2022	For the nine months ended April 30, 2021
Cash flows from operating activities
Net loss for the period	$(61,887)	$-
Non-cash expense, Officer compensation	1	-
Change in working capital items Accounts payable and accrued charges	61,986	-

Net cash flows from operating activities	100	-

Change in cash for the period	100	-

Cash, beginning of period	-	-

Cash, end of period	$100	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Month Period Ended April 30, 2022

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

On April 11, 2022, the Company, through DSI, acquired an exclusive license to distribute certain intellectual property in animal nutrition and animal supplements from Cedoga Consulting, LLC (“Cedoga”). On April 19, 2022, DSI signed an exclusive sales and promotion agreement with Lucy Pet Products Inc. (“Lucy”) pursuant to which Lucy will manufacture, market and distribute pet products from the Cedoga intellectual property.

The Company’s principal executive office location and mailing address is 109 Ambersweet Way, Davenport, FL 33897.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2022, the Company had not yet achieved profitable operations and had accumulated losses of $120,284,254 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

While the information presented in the accompanying interim nine month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2021 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2021 annual financial statements. Operating results for the nine months ended April 30, 2022 are not necessarily indicative of the results that can be expected for the year ended July 31, 2022.

Note 4	ACCOUNTING POLICIES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and included the accounts of its wholly owned subsidiary, Duo Sciences Inc.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Change in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Change in significant accounting policies

There has been no change in accounting policies from disclosed in the noted to the audited financial statements for the year ended July 31, 2021.

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

The Company has authorized capital of 100,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value of $0.0001 per share, of which 1,000 shares have been designated as Series A Nonconvertible Preferred Stock (the “Series A Preferred Stock”). During the nine months ended April 30, 2022, the Company had the following transactions:

On June 8, 2022, the Company received approval from the Financial Industry Regulatory Authority to effect a 50:1 reverse split of the Company’s outstanding common stock. The split was reflected in the public markets on June 9, 2022. and has been given retroactive disclosure in the financial statements. Accordingly all references to common shares in these financial statements reflect the reverse split.

On August 2, 2021, the Company issued 1,000 Series A Preferred Stock to Nicholas DeVito, the Company’s Chief Executive Officer as compensation. The Preferred Stock gives DeVito 80% control of the voting stock of the Company.

On April 15, 2022, as part of the Settlement agreement (see below), the Company received and cancelled 520,000 shares of common stock (26,000,000 pre reverse split shares).

There were no transactions in the Company’s common or preferred stock in the year ended July 31, 2021.

There were no warrants or options outstanding as of April 30, 2022.

Note 6	SETTLEMENT AGREEMENT

On April 15, 2021, the Company formed a wholly owned subsidiary, Duo Sciences Inc. (“DSI”) and transferred all Company debts relating to the License Agreement business and the License Agreement to DSI to be split off to Dr. Guirguis in exchange for 520,000 share (26,000,000 shares pre reverse split) of the Company’s common stock held by Dr. Guirguis. This transaction closed on March 26, 2022 with Dr. Guirguis giving up and transferring to DSI all the rights, title and interest in the 520,000 shares and DSI contributing all of the legacy business debt and the License Agreement to DRG Transfer, Inc, a Nevada corporation, and transferring all of the outstanding capital stock in DRG Transfer, Inc. to Dr. Guirguis.

Note 7	LICENSE PURCHASED

On April 11, 2022, the Company, through its wholly owned subsidiary DSI, acquired an exclusive license to distribute in the USA, Canada and Mexico, certain intellectual property in animal nutrition and animal supplements from Cedoga Consulting, LLC. The Company receives 10% of all licensing fees due to Cedoga in exchange for 300,000 post reverse split shares of common stock of the Company. Under the terms of the agreement, the Company will pay royalties from sub-licensing on the following basis:

●	90% of net royalties for sale and initial payments up to $100,000,000 per calendar year.

●	95% of net royalties received for continuing sales above $100,000,000 per calendar year.

●	90% of any lump up-front payment sub-licensing fees.

●	Option to purchase 200,000 shares of the Company’s common stock when net sales exceed $100,000,000.

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

On April 19, 2022, DSI signed an exclusive sales and promotion sub-licensing agreement with Lucy Pet Products Inc. (“Lucy”) pursuant to which Lucy will manufacture, market and distribute pet products derived from the Cedoga intellectual property. The terms of the sub-licensing agreement are as follows:

●	Lucy will pay the Company a one-time sub-license fee of $100,000 on execution of the sub-licensing agreement.

●	Lucy will pay the Company royalties of 5% of Net Revenue, calculated and payable quarterly. Net Revenue is defined as total revenue less direct cost of materials, manufacturing, packaging and delivery expenses and less excise, sales or similar taxes.

Note 9	SUBSEQUENT EVENTS

On May 11, 2022, the Company received the first payment from Lucy of $100,000 under its sub-license agreement with Lucy and remitted $90,000 to Cedoga according to the Cedoga license agreement.

On June 8, 2022, the Company received approval from the Financial Industry Regulatory Authority to effect a 50:1 reverse split of the Company’s outstanding common stock. The split was reflected in the public markets on June 9, 2022.and has been given retroactive disclosure in the financial statements.

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

On February 25, 2015, we entered into a license agreement (the “License Agreement”) with Lamina Equities Corporation (“Lamina”), to license intellectual property for diagnosing illness in humans via a saliva test. During the past few years, we have not had the financial resources to pursue business development relating to the Lamina license.

Also on April 15, 2021, we agreed to form a subsidiary and transfer all of our debts relating to the License Agreement business and the License Agreement to this subsidiary to be split off to Dr. Guirguis in exchange for 26,000,000 shares of our common stock held by Dr. Guirguis. This transaction closed on March 26, 2022 with Dr. Guirguis giving up and transferring to us all right title and interest in the 26,000,000 shares of our common stock and our contributing all of our legacy business related debt and the License Agreement to DRG Transfer, Inc, a Nevada corporation, and transferring all of the outstanding capital stock in DRG Transfer, Inc. to Dr. Guirguis.

Our plan of operation for the next 12 months is to seek and acquire new business assets in the life sciences industry and begin operations with these new assets. To that end, on April 11, 2022, we, through our wholly owned subsidiary, Duo Sciences Inc. (“DSI”), acquired an exclusive license to distribute certain intellectual property in animal nutrition and animal supplements from Cedoga Consulting, LLC, and on April 19, 2022, we, through DSI, signed an exclusive sales and promotion agreement with Lucy Pet Products Inc. (“Lucy”) pursuant to which Lucy will manufacture, market and distribute on our behalf pet products created from the Cedoga intellectual property.

Recent Events

On June 8, 2022, we received approval from the Financial Industry Regulatory Authority of the 50:1 reverse split of our outstanding common stock. The reverse stock split was reflected in the price per share of our common stock on the OTC Markets Pink tier on June 9, 2022.

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2022 and 2021

Revenues

Our total revenue was $100,000 and $-0- for the three-month periods ended April 30, 2022 and 2021, respectively. The increase in revenue was due to the license fees accrued from the exclusive sales and promotion agreement we signed with Lucy on April 19, 2022.

Cost of Goods Sold

Our cost of goods sold was $-0- for each of the three-month periods ended April 30, 2022 and 2021.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three-month period ended April 30, 2022, our operating expenses increased to $105,837 from $-0- for the three-month period ended April 30, 2021. The increase was primarily due to royalty fees and increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expense) was $-0- for each of the three-month periods ended April 30, 2022 and 2021.

Income Tax Expense

Income tax expense was $-00 for each of the three-month periods ended April 30, 2022 and 2021.

Net Loss

As a result of the foregoing factors, we had a net loss of $5,837 for the three-month period ended April 30, 2022, as compared to $0 for the three-month period ended April 30, 2021.

Comparison of Nine Months Ended April 30, 2022 and 2021

Revenues

Our total revenue was $100,000 and $-0- for the nine-month periods ended April 30, 2022 and 2021, respectively. The increase in revenue was due to the license fees accrued from the sales and promotion agreement we signed with Lucy on April 19, 2022.

Operating Expenses (including Selling, General and Administrative Expenses)

For the nine-month period ended April 30, 2022, our operating expenses increased to $161,887 from $-0- for the nine-month period ended April 30, 2021.  The increase was primarily due to royalty fee and increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

For each of the nine-month periods ended April 30, 2022 and 2021, we had net other income (expense) of $-0-.

Income Tax Expense

Income tax expense was $-0- for each of the he nine-month periods ended April 30, 2022 and 2021.

Net Loss

As a result of the foregoing factors, we had a net loss of $61,887 for the nine-month period ended April 30, 2022, as compared to $-0- for the nine-month period ended April 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2022, we had $100 in cash, compared to $0 at April 30, 2021. At April 30, 2022, our accumulated stockholders’ deficit was $120,274,254 compared to $120,212,367 at July 31, 2021. There is substantial doubt as to our ability to continue as a going concern.

We have had no cash flow for the two years ended July 31, 2021 and 2020 and subsequent quarters. In the future, we expect that our cash flow will depend on the timely and successful market entry of our expected strategic offerings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of April 30, 2022, our interim principal executive and financial officer identified the following material weaknesses:

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

Our management has identified the steps necessary to address the material weaknesses, and as soon as we have available funds, we will implement the following remedial procedures:

●	We will hire personnel with technical accounting expertise to further support our current accounting personnel. As necessary, we will continue to engage consultants or outside accounting firms to ensure proper accounting for our financial statements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practical but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended April 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended April 30, 2022, we did not repurchase any of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation.	S-1	3.1	10/25/2010
3.2	Amendment to Articles of Incorporation, dated August 28, 2014.	8-K	3.1	10/30/2014
3.3	Amendment to Articles of Incorporation, dated March 31, 2015.	8-K	3.1	04/08/2015
3.4	Certificate of Amendment by Custodian dated July 1, 2020	10-12g	3.4	10/15/2021
3.5	Certificate of Designation of the Series A Non-Convertible Preferred Stock	10-12g	3.5	10/15/2021
3.6	Bylaws.	S-1	3.2	10/25/2010
10.1	Exclusive Representative and License Agreement between Duo Sciences Inc. and Lucy Pet Products Inc.				X
31.1/31.2	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1/32.2	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINT OF CARE NANO-TECHNOLOGY, INC.
(Registrant)
Date: June 14, 2022
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)