Form 10-Q
period 2022-10-31
Point of Care Nano-Technology, Inc.
filed 2022-12-13
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: October 31, 2022

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☐	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

The number of the registrant’s shares of common stock outstanding was 940,621 as of December 13, 2022.

Table of Contents

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Point of Care Nano-Technology, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors in the Company’s 10K filed with the Securities and Exchange Commission (“SEC”) on October 25, 2022.

ITEM 1. FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM BALANCE SHEETS

As of October 31, 2022 and July 31, 2022

(Unaudited)

	Oct 31, 2022	July 31, 2022
ASSETS
Current Assets
Cash	$5,849	3,198
Prepaid Expenses	1,167	2,917
	7,016	6,115
Intangible Asset - License (Note 7)	122,316	123,466
Total Assets	$129,332	$129,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$231,156	$213,335
Total Liabilities	231,156	213,335

Stockholders’ Deficit
Preferred Stock, par value $.0001; 10,000,000 shares authorized; 1,000 shares issued and outstanding (Note 5)	1	1
Common Stock, par value $.0001; 100,000,000 shares authorized; 940,621 shares issued and outstanding (Note 5)	940	940
Share subscriptions received	10,000	-
Treasury Stock - 520,000 shares	(520)	(520)
Additional Paid-In Capital	120,191,707	120,191,707
Accumulated Deficit	(120,303,952)	(120,275,882)
Total Stockholders’ Deficit	(101,824)	(83,754)
Total Liabilities and Stockholders’ Deficit	$129,332	$129,581

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three Months Ended October 31, 2022 and 2021

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	Oct 31, 2022	Oct 31, 2021

Operating Expenses
Amortization Expense	$1,150	$-
Consulting Expense	20,000	-
General and Administrative Expense	3,722	-
Professional Fees	3,198	42,254
Officer compensation	-	1
	28,070	42,255

Net Loss and Comprehensive Loss	$(28,070)	$(42,255)

Net Loss per share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	940,621	940,621

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF EQUITY

(Unaudited)

For the Three-Month Period Ended October 31, 2022

					Share			Additional		Total
					Subscriptions			Paid-In	Accumulated	Stockholders
	Preferred Stock		Common Stock		received	Treasury Stock		Capital	Deficit	Deficit

	#	$	#	$		#	$	$	$	$

Balance, July 31, 2022	1,000	$1	940,621	$940	$-	(520,000)	$(520)	$120,191,707	$(120,275,882)	$(83,754)
Share subscriptions received	-	-	-	-	10,000	-	-	-	-	10,000
Net Loss									(28,070)	(28,070)
Balance, Oct 31, 2022	1,000	$1	940,621	$940	$10,000	(520,000)	$(520)	$120,191,707	$(120,303,952)	$(101,824)

For the Three-Month Period Ended October 31, 2021

					Additional		Total
					Paid-in	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Capital	Deficit	Deficit
	#	$	#	$	$	$	$

Balance, July 31, 2021	-	$-	940,621	$940	$120,191,187	$(120,212,367	$(20,240)
Shares issued	1,000	1	-	-	-	-	1
Net Loss						(42,255)	(42,255)
Balance, Oct 31, 2021	1,000	$1	940,621	$940	$120,191,187	$(120,254,622)	$(62,494)

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended October 31, 2022 and October 31, 2021

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	Oct 31, 2022	Oct 31, 2021

Cash Flows from Operating Activities:
Net Loss	$(28,070)	$(42,255)
Non Cash Expense:
Amortization	1,150	-
Officer Compensation	-	1
Change in Working Capital Items:
Accounts payable and Accrued expenses	17,821	42,254
Prepaid expense	1,750	-
Net Cash Provided by Operating Activities	(7,349)	-

Cash Flows from Financing Activities
Share subscriptions received	10,000	-
Net Cash Provided by Financing Activities	10,000	-
Change in cash for the period	2,651	-
Beginning Cash	3,198	-
Ending Cash	$5,849	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM FINANCIAL STATEMENTS

For the Three Month Period Ended October 31, 2022

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2022, the Company had not yet achieved profitable operations and had accumulated losses of $120,303,952 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2022 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2022 annual financial statements. Operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that can be expected for the year ended July 31, 2023.

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

The Company had the following transactions in its common stock during the three months ended October 31, 2022:

On August 24, 2022, the Company completed a financing with an investor for $10,000 in exchange for Units consisting of (i) one share of common stock, par value $0.001 per share for $0.10 per share, (ii) one LOI option to purchase one share of common stock for $0.20 per share upon the Company signing a letter of intent with a third party and (iii) one Agreement option to purchase one share of common stock for $0.30 per share upon the Company signing an agreement with a third party. The shares have not yet been issued and transactions has been recorded as subscriptions received.

During the year ended July 31, 2022, the Company had the following transactions in its common and preferred stock:

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

There were no warrants or options outstanding as of October 31, 2022.

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

	October 31,	July 31,
	2022	2022
License	$125,000	$125,000
Accumulated amortization	2,684	1,534
Balance, end of year	$122,316	$123,466

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

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

Note 9	SUBSEQUENT EVENTS

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

On November 12, 2022 the investor exercised their right to purchase $10,000 of common stock for $0.20 per share.

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company will issue to GFG and its designees 7,000,000 shares of the Company’s common stock. Upon the closing of this transaction, which will effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, will become the CEO and a director of the Company and Nicholas De Vito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, will retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he will exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. The closing of this acquisition is contingent upon, among other things, GFG’s raising a minimum of $1,500,000 to be contributed to the Company upon closing as part of the purchased assets, for working capital purposes. There can be no assurances that GFG will be able to raise these funds or that this acquisition will successfully close.

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

Overview

We were incorporated as Alternative Energy & Environmental Solutions, Inc. in the State of Nevada on June 10, 2010, and since that time we have attempted to develop certain technologies but have failed in these business endeavors. We changed our name in 2014 to Unique Growing Solutions, Inc. and again in 2015 to Point of Care Nano-Technology, Inc.

Our current plan of operation is to seek and acquire new business assets in the life sciences industry and begin operations with these new assets. To that end, on April 11, 2022, we, through our wholly owned subsidiary, Duo Sciences Inc. (“DSI”), acquired an exclusive license to distribute certain intellectual property in animal nutrition and animal supplements from Cedoga Consulting, LLC. On April 19, 2022, we, through DSI, signed an exclusive sales and promotion agreement with Lucy Pet Products Inc. (“Lucy”) pursuant to which Lucy will manufacture, market and distribute on our behalf pet products created from the Cedoga intellectual property.

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company will issue to GFG and its designees 7,000,000 shares of the Company’s common stock. Upon the closing of this transaction, which will effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, will become the CEO and a director of the Company and Nicholas DeVito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, will retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he will exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. The closing of this acquisition is contingent upon, among other things, GFG’s raising a minimum of $1,500,000 to be contributed to the Company upon closing as part of the purchased assets, for working capital purposes. There can be no assurances that GFG will be able to raise these funds or that this acquisition will successfully close.

RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 2022 and 2021

Revenues

Our total revenue was $0 for the three-month periods ended October 31, 2022 and 2021, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended October 31, 2022 and 2021, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended October 31, 2022, our operating expenses increased to $ 28,071 from $ 42,255 for the three months ended October 31, 2021. The increase was primarily due to increased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended October 31, 2022 and 2021, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended October 31, 2022 and 2021, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $ (28,070) for the three months ended October 31, 2022, as compared to $(42,255) for the three months ended October 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2022, we had $ 5,849 in cash, compared to $ -0- at October 31, 2021. At October 31, 2022, our accumulated deficit was $120,303,952 compared to $120,275,882 at July 31, 2022. There is substantial doubt as to our ability to continue as a going concern.

The Company has had no cash flow for the fiscal quarters ended October 31, 2022 and 2022 as well as none for the two years ended July 31, 2022 and 2021. In the future, the Company’s cash flow will depend on the timely and successful market entry of the Company’s expected strategic offerings, although we cannot guarantee that we will be successful in our strategic offering efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of October 31, 2022, our interim principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended October 31, 2022.

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

ITEM 1A. RISK FACTORS.

For a discussion of the risk factors affecting our business, see our annual report on Form 10-K, filed with the Securities and Exchange Commission on October 25, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended October 31, 2022, we did not repurchase any of our common stock.

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
Date: December 13, 2022
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)