Form 10-Q
period 2023-01-31
Point of Care Nano-Technology, Inc.
filed 2023-03-15
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: January 31, 2023

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 940,621 as of March 15, 2023.

Table of Contents

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of January 31, 2023 (unaudited) and July 31, 2022	3
	Condensed Statements of Operations for the Three and Six Months Ended January 31, 2023 (unaudited) and the Three and Six Months Ended January 31, 2022 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Six Months Ended January 31, 2023 (unaudited) and the Six Months Ended January 31, 2022 (unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended January 31, 2023 (unaudited) and the Six Months Ended January 31, 2022 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

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

ITEM 1. FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM BALANCE SHEETS

As of January 31, 2023 and July 31, 2022

(Unaudited)

	Jan 31, 2023	July 31, 2022
ASSETS
Current Assets
Cash	$6,704	$3,198
Prepaid Expenses	3,050	2,917
	9,754	6,115
Intangible Asset - License (Note 7)	121,165	123,466
Total Assets	$130,920	129,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$235,899	$213,335
Total Liabilities	235,899	213,335

Stockholders’ Deficit
Preferred Stock, par value $.0001 (Note 5) 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, par value $.0001 (Note 5) 100,000,000 shares authorized; 940,621 shares issued and outstanding	940	940
Share Subscriptions Received (Note 5)	20,000	-
Treasury Stock - 520,000 shares	(520)	(520)
Additional Paid-In Capital	120,191,707	120,191,707
Accumulated Deficit	(120,317,107)	(120,275,882)
Total Stockholders’ Deficit	(104,979)	(83,754)
Total Liabilities and Stockholders’ Deficit	$130,920	$129,581

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF OPERATIONS

For the Three and Six Months Ended January 31, 2023 and January 31, 2022

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	Jan 31, 2023	Jan 31, 2022	Jan 31, 2023	Jan 31, 2022
Operating Expenses
Amortization Expense	$1,151	$-	$2,301	$-
General and Administrative Expense	3,634	4,823	27,356	12,356
Professional Fees	8,370	8,972	11,568	43,693
Officer Compensation	-	-	-	1
	13,155	13,795	41,225	56,050

Net Loss and Comprehensive Loss	(13,155)	(13,795)	(41,225)	(56,050)

Weighted average Net Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	940,621	46,981,059	940,621	46,981,059

See accompanying notes to the interim financial statements.

 POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF EQUITY

For the Six Month Period Ended January 31, 2023 and January 31, 2022

(Unaudited)

										Total
					Share Subscription			Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Received	Treasury Stock		Paid-In Capital	Deficit	Deficit

	#	$	#	$	$	#	$	$	$	$
Balance, July 31, 2022	1,000	1	940,621	940	-	(520,000)	(520)	120,191,707	(120,275,882)	(83,754)
Share Subscription Received	-	-	-	-	20,000	-	-	-	-	20,000
Net Loss	-	-	-	-	-	-	-	-	(41,225)	(41,225)
Balance, Jan 31, 2023	1,000	$1	940,621	$940	$20,000	(520,000)	$(520)	$120,191,707	$(120,317,107)	$(104,979)

										Total
					Share Subscription			Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Received	Treasury Stock		Paid-In Capital	Deficit	Deficit

	#	$	#	$	$	#	$	$	$	$
Balance, July 31, 2021	-	-	46,981,059	4,698	-	-	-	120,187,429	(120,212,367)	(20,240)
Shares Issued	1,000	1	-	-	-	-	-	-	-	1
Net Loss	-	-	-	-	-	-	-	-	(56,050)	(56,050)
Balance, Jan 31, 2022	1,000	$1	46,981,059	$4,698	-	-	-	$120,187,429	$(120,268,417)	$(76,289)

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended January 31, 2023 and January 31, 2022

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	Jan 31, 2023	Jan 31, 2022
Cash Flows from Operating Activities:
Net Loss	$(41,225)	$(56,050)
Non Cash Expense:
Amortization	2,301	-
Officer Compensation	-	1
Change in Working Capital Items:
Accounts payable and Accrued expenses	22,564	56,049
Prepaid expense	(133)	-
Net Cash Used by Operating Activities	(16,494)	-

Cash Flows from Financing Activities:
Share Subscriptions Received	20,000	-
Net Cash Provided by Financing Activities	20,000	-

Change in cash for the period	3,506	-
Beginning Cash	3,198	-
Ending Cash	$6,704	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM FINANCIAL STATEMENTS

For the Six Months Ended January 31, 2023 and January 31, 2022

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2023, the Company had not yet achieved profitable operations and had accumulated losses of $120,317,107 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2022 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2022 annual financial statements. Operating results for the three months ended January 31, 2023 are not necessarily indicative of the results that can be expected for the year ended July 31, 2023.

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

The license agreement has been capitalized, recorded at cost and amortized over its estimated useful life of ten years. Amortization has been determined based on a pro rata basis over the expected cash flows.

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

The Company had the following transactions in its common stock during the three months ended January 31, 2023:

On August 24, 2022, the Company completed a financing with an investor for $10,000 in exchange for 100,000 Units consisting of (i) one share of common stock, par value $0.001 per share for $0.10 per share, (ii) one LOI option to purchase one share of common stock for $0.20 per share upon the Company signing a letter of intent with a third party and (iii) one Agreement option to purchase one share of common stock for $0.30 per share upon the Company signing an agreement with a third party. The shares have not yet been issued and the transaction has been recorded as subscriptions received.

On November 12, 2022, the investor exercised their right to purchase 50,000 shares of common stock at $0.20 per share for gross proceeds of $10,000. The shares have not yet been issued and the transaction has been recorded as subscriptions received.

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

There were no warrants or options outstanding as of January 31, 2023.

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

The license value has been based on the expected discounted cash flows the license will generate to the Company over its estimated 10 year life. The Company’s common shares are very lightly traded, and management determined that their market value is not reliable as a determinant of value for this transaction.

	January 31,	July 31,
	2023	2022
License	$125,000	$125,000
Accumulated amortization	3,835	1,534
Balance, end of year	$121,165	$123,466

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

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

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company will issue to GFG and its designees 7,000,000 shares of the Company’s common stock. Upon the closing of this transaction, which will effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, will become the CEO and a director of the Company and Nicholas De Vito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, will retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he will exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. The closing of this acquisition is contingent upon, among other things, GFG’s raising a minimum of $1,500,000 to be contributed to the Company upon closing as part of the purchased assets, for working capital purposes. There can be no assurances that GFG will be able to raise these funds or that this acquisition will successfully close. On January 26, 2023, the Company and GFG mutually terminated the asset purchase agreement citing paragraph 3(f) of the agreement that specifies the GFG’s pre-closing obligation to raise funds. GFG was not able to comply with this condition precedent.

On February 28, 2023, the Company changed transfer agents to Sedona Equity Registrar & Transfer, Inc. from Vstock Transfer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company will issue to GFG and its designees 7,000,000 shares of the Company’s common stock. Upon the closing of this transaction, which will effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, will become the CEO and a director of the Company and Nicholas DeVito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, will retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he will exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. The closing of this acquisition is contingent upon, among other things, GFG’s raising a minimum of $1,500,000 to be contributed to the Company upon closing as part of the purchased assets, for working capital purposes. There can be no assurances that GFG will be able to raise these funds or that this acquisition will successfully close. On January 26, 2023, we and GFG mutually terminated the asset purchase agreement citing paragraph 3(f) of the Agreement that specifies GFG’s obligation to raise a certain amount of funds as a pre-condition to closing. GFG was not able to raise the required funds.

RESULTS OF OPERATIONS

Comparison of Three Months Ended January 31, 2023 and 2022

Revenues

Our total revenue was $0 for the three-month periods ended January 31, 2023 and 2022, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended January 31, 2023 and 2022, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended January 31, 2023, our operating expenses decreased to $ 13,154 from $ 13,795 for the three months ended January 31, 2022. The decrease was primarily due to decreased legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended January 31, 2023 and 2022, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended January 31, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $ (13,154) for the three months ended January 31, 2023, as compared to $(13,795) for the three months ended January 31, 2022.

Comparison of Six Months Ended January 31, 2023 and 2022

Revenues

Our total revenue was $0 for the six-month periods ended January 31, 2023 and 2022, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the six-month periods ended January 31, 2023 and 2022, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the six months ended January 31, 2023, our operating expenses decreased to $ 41,225 from $ 56,050 for the six months ended January 31, 2022. The decrease was primarily due to decreased legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the six-month periods ended January 31, 2023 and 2022, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the six-month period ended January 31, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $ (41,225) for the six months ended January 31, 2023, as compared to $(56,050) for the six months ended January 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2023, we had $ 6,704 in cash, compared to $ 3,198 at July 31, 2022. At January 31, 2023, our accumulated deficit was $120,317,107 compared to $120,275,882 at July 31, 2022. There is substantial doubt as to our ability to continue as a going concern.

The Company has had no cash flow for the fiscal quarters ended January 31, 2023 and 2022 as well as none for the two years ended July 31, 2022 and 2021. In the future, the Company’s cash flow will depend on the timely and successful market entry of the Company’s expected strategic offerings, although we cannot guarantee that we will be successful in our strategic offering efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of January 31, 2023, our interim principal executive and financial officer identified the following material weaknesses:

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended January 31, 2023that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended January 31, 2023.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

For a discussion of the risk factors affecting our business, see our annual report on Form 10-K, filed with the Securities and Exchange Commission on October 25, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended January 31, 2023, we did not repurchase any of our common stock.

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
Date: March 15, 2023
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)