Form 10-Q/A
period 2023-01-31
Point of Care Nano-Technology, Inc.
filed 2023-03-21
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended on January 31, 2023 (the “Form 10-Q”), of Point of Care Nano-Technology, Inc. (the “Company”) is being filed solely to clarify disclosure relating to the termination of that certain asset purchase agreement dated December 12, 2022 between the Company and Global Foods Group, LLC, as discussed in Note 9 (Subsequent Events) to the financial statements below and in the Overview section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. This Amendment does not reflect events or developments that have occurred after the date of the Form 10-Q and, except as indicated above, does not modify or update disclosures presented in the Form 10-Q in any way.

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

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company would issue to GFG and its designees 7,000,000 shares of the Company’s common stock. Upon the closing of this transaction, which would effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, was to become the CEO and a director of the Company and Nicholas De Vito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, was to retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he was to exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. On January 26, 2023, GFG terminated the asset purchase agreement in accordance with Section 3(e) of the agreement.

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

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company would issue to GFG and its designees 7,000,000 shares of the Company’s common stock. Upon the closing of this transaction, which would effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, was to become the CEO and a director of the Company and Nicholas DeVito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, was to retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he was to exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. On January 26, 2023, GFG terminated the asset purchase agreement in accordance with Section 3(e) of the agreement.

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
Date: March 21, 2023
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)