Form 10-Q
period 2023-04-30
Point of Care Nano-Technology, Inc.
filed 2023-06-12
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: April 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56356

POINT OF CARE NANO-TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2830681
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

109 Ambersweet Way Davenport, FL, 33897
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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 420,621 as of June xx, 2023.

Table of Contents

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of April 30, 2023 (unaudited) and July 31, 2022	3
	Condensed Statements of Operations for the Three and Nine Months Ended April 30, 2023 (unaudited) and the Three and Nine Months Ended April 30, 2022 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity for the Nine Months Ended April 30, 2023 (unaudited) and the Nine Months Ended April 30, 2022 (unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2023 (unaudited) and the Nine Months Ended April 30, 2022 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

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

ITEM 1. FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

As of April 30, 2023 and July 31, 2022

(Unaudited)

	Apr 30, 2023	July 31, 2022
ASSETS
Current Assets
Cash	$2,312	$3,198
Prepaid Expenses	1,220	2,917
	3,532	6,115
Intangible Asset - License (Note 7)	120,015	123,466
Total Assets	$123,547	$129,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$238,299	$213,335
Total Liabilities	238,299	213,335

Stockholders’ Deficit
Preferred Stock, par value $.0001, (Note 5) 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, par value $.0001, (Note 5) 100,000,000 shares authorized; 420,621 shares issued and outstanding (940,621 in 2022)	420	940
Share Subscriptions Received (Note 5)	20,000	-
Treasury Stock - 520,000 shares	-	(520)
Additional Paid-In Capital	120,191,707	120,191,707
Accumulated Deficit	(120,326,880)	(120,275,882)
Total Stockholders’ Deficit	(114,752)	(83,754)
Total Liabilities and Stockholders’ Deficit	$123,547	$129,581

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended April 30, 2023 and April 30, 2022

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Apr 30, 2023	Apr 30, 2022	Apr 30, 2023	Apr 30, 2022

Revenues	$-	$100,000	$-	$100,000

Operating Expenses
Amortization Expense	1,150	-	3,451	-
General and Administrative Expense	6,457	2,472	13,813	14,828
Officer Compensation	-	-	-	1
Professional Fees	2,166	13,365	33,734	57,058
Royalty Fees	-	90,000	-	90,000
	9,773	105,837	50,998	161,887
			-
Net Loss and Comprehensive Loss	$(9,773)	$(5,837)	$(50,998)	$(61,887)

Weighted average Net Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding	420,621	632,218	941,621	787,183

See accompanying notes to the interim financial statements.

 POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Month Periods Ended April 30, 2023 and April 30, 2022

(Unaudited)

							Share			Total
							Subscriptions	Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Received	Paid-In Capital	Deficit	Deficit

	#	$	#	$	#	$	$	$	$	$

Balance, July 31, 2022	1,000	1	940,621	940	(520,000)	(520)	-	120,191,707	(120,275,882)	(83,754)
Share Subscription Received	-	-	-	-	-	-	20,000	-	-	20,000
Share Cancellation	-	-	(520,000)	(520)	520,000	520	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(50,998)	(50,998)
Balance, April 30, 2023	1,000	1	420,621	420	-	-	20,000	120,191,707	(120,326,880)	(114,752)

							Share			Total
							Subscriptions	Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Received	Paid-In Capital	Deficit	Deficit

	#	$	#	$	#	$	$	$	$	$

Balance, July 31, 2021	-	-	939,621	4,698	-	-	-	120,187,429	(120,212,367)	(20,240)
Settlement (Note 6)	-	-	(520,000)	(520)	-	-	-	520	-	-
Shares Issued	1,000	1	-	-	-	-	-	-	-	1
Net Loss	-	-	-	-	-	-	-	-	(61,887)	(61,887)
Balance, April 30, 2022	1,000	1	419,621	420	-	-	-	120,191,707	(120,274,254)	(82,126)

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended April 30, 2023 and April 30, 2022

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Apr 30, 2023	Apr 30, 2022

Cash Flows from Operating Activities:
Net Loss	$(50,998)	$(61,887)
Non Cash Expense:
Amortization	3,451	-
Officer Compensation	-	1
Change in Working Capital Items:
Accounts payable and Accrued expenses	24,964	61,986
Prepaid expense	1,697
Net Cash Provided (Used) by Operating Activities	(20,886)	100

Cash Flows from Financing Activities:
Share Subscriptions Received	20,000	-
Net Cash Provided by Financing Activities	20,000	-

Change in cash for the period	(886)	100
Beginning Cash	3,198	-
Ending Cash	$2,312	$100

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As at April 30, 2023

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

U.S. patent application 16/930,604 was allowed on March 29, 2023, and will issue shortly, further strengthening our subsidiary, DSI,   intellectual property position and coverage for its DUOS products. The allowed claims are directed to an edible pet chew that contains a thermo-processed shell having a cylindrical shape and that includes cellulosic fibers, a humectant, and a gelling agent, and within the shell is a cold-formed filler that contains a fat mimicking composition and a thermally labile active containing an enzyme.  The pet chew provides oral care properties and contains thermal labile nutrients and/or actives whose nutrient values and activities are preserved.  The pet chews provide salivatory stimulation when consumed by the pet, which in combination with the other ingredients of the pet chew provide dental care properties to remove dental plaque, stain, and tartar on a tooth surface, as well as protection of the oral and perioral tissues.   A continuation patent application seeking to further protect the pet chew oral care technology was also filed. The application has been assigned serial number 18/133,381 and the filing date was April 11, 2023.

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2023, the Company had not yet achieved profitable operations and had accumulated losses of $120,326,880 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2022 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2022 annual financial statements. Operating results for the nine months ended April 30, 2023 are not necessarily indicative of the results that can be expected for the year ended July 31, 2023.

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

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measure at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with an indefinite useful life shall not be amortized until its useful life is determined to be longer than indefinite. An intangible asset subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

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

The Company had the following transactions in its common stock during the nine months ended April 30, 2023:

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

On March 16, 2023, the Company cancelled 520,000 shares from treasury stock received from Dr. Guirguis as part of the Settlement Agreement (See below), previously consistent with the agreement with him.

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

There were no warrants or options outstanding as of April 30, 2023.

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

	April 30,	July 31,
	2023	2022
License	$125,000	$125,000
Accumulated amortization	4,985	1,534
Balance, end of year	$120,015	$123,466

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2023 and 2022

Revenues

Our total revenue was $0 and $100,000 for license revenue for the three-month periods ended April 30, 2023 and 2022, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended April 30, 2023 and 2022, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended April 30, 2023, our operating expenses decreased to $ 9,773 from $ 105,837 for the three months ended April 30, 2022. The decrease was primarily due to decreased professional expenses and royalty fees.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended April 30, 2023 and 2022, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended April 30, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $ (9,773) for the three months ended April 30, 2023, as compared to $(5,837) for the three months ended April 30, 2022.

Comparison of Nine Months Ended April 30, 2023 and 2022

Revenues

Our total revenue was $0 and $100,000 for license revenue for the nine-month periods ended April 30, 2023 and 2022, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the nine-month periods ended April 30, 2023 and 2022, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the nine months ended April 30, 2023, our operating expenses decreased to $ 50, 998 from $ 161,887 for the nine months ended April 30, 2022. The decrease was primarily due to decreased professional expenses and royalty fees.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the nine-month periods ended April 30, 2023 and 2022, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the nine-month period ended April 30, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $ (50,998) for the nine months ended April 30, 2023, as compared to $(61,887) for the nine months ended April 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2023, we had $ 2,312 in cash, compared to $ 3,198 at July 31, 2022. At April 30, 2023, our accumulated deficit was $120,326,880 compared to $120,275,882 at July 31, 2022. There is substantial doubt as to our ability to continue as a going concern.

The Company has had no cash flow for the fiscal quarters ended April 30, 2023 and 2022 as well as none for the two years ended July 31, 2022 and 2021. In the future, the Company’s cash flow will depend on the timely and successful market entry of the Company’s expected strategic offerings, although we cannot guarantee that we will be successful in our strategic offering efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of April 30, 2023, our interim principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended April 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended April 30, 2023, we did not repurchase any of our common stock.

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
Date: June 12, 2023
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)