Form 10-K
period 2023-07-31
Point of Care Nano-Technology, Inc.
filed 2024-10-29
CIK 1504239

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2023

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

At July 31, 2023 aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $41,960, based on a valuation of $0.10 per share of Common Stock (the closing sales price of our Common Stock on January 31, 2022).

As of October 29, 2024, there were 72,690,621 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” should,”” expect,” “plan,” “anticipate,” “believe”, “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” included herein that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement our plan of operation;
●	the success or failure of management’s efforts to build its “EZ Saliva” business;

●	the ability of the Company to fund its operating expenses;

●	the ability of the Company to compete with other companies that have a similar plan of operation;

●	the effect of changing economic conditions impacting our plan of operation;

●	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

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

Unless otherwise noted, all references in this Form 10-K to “Point of Care Nano-Technology,” “PCNT,” the “Company,” “we,” “us,” “our” and similar terms and expressions shall mean Point of Care Nano-Technology, Inc., a Nevada corporation, and its subsidiaries.

PART I

Item 1. Business

Overview

On April 11, 2022, we, through our wholly owned subsidiary, Duo Sciences Inc. (“DSI”), acquired an exclusive license to distribute certain intellectual property in animal nutrition and animal supplements from Cedoga Consulting, LLC, and on April 19, 2022, we, through DSI, signed an exclusive sales and promotion agreement with Lucy Pet Products Inc. (“Lucy”) pursuant to which Lucy will manufacture, market and distribute on our behalf pet products created from the Cedoga intellectual property. Except for an initial agreement fee of $100,000 we have not yet generated any other income from this product line.

As further discussed below, on May 20, 2024, we acquired the “EZ Saliva” testing business. Our plan of operation for the next 12 months is to build our EZ Saliva business (described below) through traditional direct sales and marketing efforts to police departments and lab test companies in North America. There can be no assurances that we will be successful with our EZ Saliva business or any other business initiative we may undertake.

Recent Activities

On May 30, 2024, we engaged and executed an agreement with Fruci & Associates II (“Fruci”), PLLC as our new independent accountant for the fiscal years ended July 31, 2023 and 2022.

On May 20, 2024, we entered into an asset purchase agreement (the “Agreement”) with Point of Care Nano-Technology, LLC (“Point”). Point was the company (unrelated to us) that Dr. Raouf Guirguis established to operate the business that Dr. Guirguis took back as a result of the consummation of the Spin Off Agreements (discussed below). Pursuant to this Agreement we agreed to acquire (the “Acquisition”) substantially all of the North American assets of Point (the “Assets”), consisting primarily of proprietary information and know-how for the developing and commercialization of kits for drug testing and to diagnose illnesses through the testing of human saliva, referred to as the “EZ Saliva” test kits, and cash in the amount of $101,400.

In exchange for the Assets, we issued to Point and/or its designees 66,000,000 restricted shares of our common stock (the “Consideration Shares”).

Upon the closing of the Acquisition, which effected a change of control of the Company, Dr. Raouf Guirguis, the controlling member of Point, became a director of the Company and Chief Scientific Officer. Dr. Guirguis also acquired, directly and indirectly, 34,596,800 of the Consideration Shares, or approximately 48.4% of the shares of our common stock outstanding after completion of the Acquisition. Mr. Nathan Keele, an associate of Dr. Guirguis and responsible for marketing efforts at Point, also was appointed to the board of directors of the Company. Mr. Keele will continue his marketing efforts at the Company. Mr. Keele acquired 18,903,200 of the Consideration Shares, or approximately 26.5% of the shares of our common stock outstanding after completion of the Acquisition.

Nicholas DeVito, our controlling stockholder prior to the Acquisition through the 1,000 shares of our super-majority class A preferred stock (the “Preferred Stock”) that he held and through which he exercised eighty percent (80%) voting control over the Company, surrendered to us for cancellation the Preferred Stock and received, in exchange, 5,000,000 shares of our common stock. Mr. DeVito will retain his positions as our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as well as his status as a member of our board of directors.

The shares of Company common stock issued in connection with the Acquisition (as described above) were issued in accordance with a private placement exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and are considered “restricted securities.”

In connection with the Acquisition, we entered into a license agreement (the “License Agreement”) with Zeus Diagnostics, LLC (“Zeus”), a Delaware limited liability company controlled by Dr. Guirguis, pursuant to which we acquired an exclusive, in perpetuity, license, with a right to sublicense, in the Territory (Canada, the United States and Mexico) the “Zeus Know-How” which consists of all information related to the manufacture and commercialization of saliva tests derived from patents owned by Zeus. We paid Zeus a one-time, non-refundable up-front cash fee of $35,000 (which is creditable against other payments due) and will pay Zeus a royalty on “Net Sales” (as defined in the License Agreement) of seven and one-half Percent (7.5%) during each calendar quarter.

Following the closing of the Acquisition, our business has begun to focus on the EZ Saliva product commercialization activity previously carried on by Point.

The description of the agreement discussed above does not purport to be complete and the reader should refer to the full text of the agreements as exhibits to our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2024.

On November 21, 2023, the Company changed transfer agents to ClearTrust, LLC from Sedona Equity Registrar & Transfer.

On February 28, 2023, the Company changed transfer agents to Sedona Equity Registrar & Transfer, Inc. from Vstock Transfer.

U.S. patent application 16/930,604 was allowed on March 29, 2023, and is expected to issue    in the near future, further strengthening our subsidiary, DSI, intellectual property position and coverage for its DUOS products. The allowed claims are directed to an edible pet chew that contains a thermo-processed shell having a cylindrical shape and that includes cellulosic fibers, a humectant, and a gelling agent, and within the shell is a cold-formed filler that contains a fat mimicking composition and a thermally labile active containing an enzyme.  The pet chew provides oral care properties and contains thermal labile nutrients and/or actives whose nutrient values and activities are preserved.  The pet chews provide salivatory stimulation when consumed by the pet, which in combination with the other ingredients of the pet chew provide dental care properties to remove dental plaque, stain, and tartar on a tooth surface, as well as protection of the oral and perioral tissues.   A continuation patent application seeking to further protect the pet chew oral care technology was also filed. The application has been assigned serial number 18/133,381 and the filing date was April 11, 2023.

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company would issue to GFG and its designees 7,000,000 shares of our common stock. Upon the closing of this transaction, which would effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, was to become the CEO and a director of the Company and Nicholas DeVito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, was to retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he was to exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. On January 26, 2023, GFG terminated the asset purchase agreement in accordance with Section 3(e) of the agreement.

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

The Company changed its name in 2014 to Unique Growing Solutions, Inc. and again in 2015 to Point of Care Nano-Technology, Inc.

On February 25, 2015, the Company entered into an exclusive worldwide license Agreement (the “License Agreement”) with Lamina Equities Corporation (“Lamina”), a private corporation owned by Dr. Raouf Guirguis. The License Agreement related to intellectual property for diagnosing illness in humans via a saliva test. In connection with signing the License Agreement, the Company appointed Dr. Guirguis as its Chief Executive Officer and issued to him 750,000 shares of its common stock, $0.0001 par value per share, resulting in a change of control of the Company with Dr. Guirguis becoming our majority stockholder. We did not have, however, the financial resources to pursue business development relating to the Lamina license at that time.

On April 15, 2021, Dr. Guirguis resigned from all of his positions with the Company appointing Mr. Nicholas DeVito as Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and sole director. In consideration for the services that Mr. DeVito would be providing to the Company, the Company issued to Mr. DeVito 1,000 shares of its super-voting, non-convertible Class A preferred stock. These shares of non-convertible Class A preferred stock voted together with the outstanding shares of our common stock as a single class and represented eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of our shareholders or action by written consent of shareholders. This issuance of the 1,000 shares of Series A non-convertible preferred stock to Mr. DeVito constituted a change of control of the Company giving Mr. DeVito control of 80% of the voting power of the Company. Mr. DeVito has since surrendered those shares to us and they have now been cancelled.

The Company and Dr. Guirguis entered into a certain assignment and assumption agreement and a separate transfer agreement (together, the “Spin Off Agreements”) pursuant to which the Company transferred to DRG Transfer Inc., a Nevada corporation and wholly owned subsidiary of the Company (“DRG”), all of the legacy assets of the Company as of April 15, 2021, comprised as of that date of the License Agreement and the name of the Company (i.e., Point of Care Nanotechnology, Inc.) and any outstanding debts of the Company generated while Dr. Guirguis operated the Company, measured as of April 15, 2021, which as of that date consisted solely of unknown contingent liabilities (which cannot be identified or quantified at this time and which are expected to be non-material or nil). The Company transferred ownership of DRG to Dr. Guirguis in exchange for the return of 520,000 shares of our common stock then held by Dr. Guirguis (The “Consideration Shares”). Dr. Guirguis agreed to allow the Company to continue to use its existing name for an indefinite period of time.

On April 11, 2022, we, through our newly established, wholly owned subsidiary, Duo Sciences, Inc. (“DSI”), acquired an exclusive license from Cedoga Consulting, LLC (“Cedoga”) to distribute in the USA, Canada and Mexico, certain intellectual property of Cedoga relating to animal nutrition and animal supplements (the “Cedoga IP”). In exchange for these license rights, we agreed to issue Cedoga 300,000 shares of our common stock. Under the terms of the agreement, we will pay Cedoga royalties from sub-licensing the Cedoga IP on the following terms:

●	90% of net royalties for sales and initial payments up to $100,000,000 per calendar year;

●	95% of net royalties received for continuing sales above $100,000,000 per calendar year; and

●	90% of any lump sum up-front payment sub-licensing fees.

We also gave Cedoga an option to purchase 200,000 shares of our common stock when net sales of the Cedoga IP exceed $100,000,000.

On April 19, 2022, we, through DSI, signed an exclusive representative and sublicensing agreement with Lucy Pet Products Inc. (“Lucy”) pursuant to which Lucy has agreed to manufacture, market and distribute on our behalf pet products created from the Cedoga IP. Lucy paid us a one-time sublicensing fee of $100,000 on the signing of this agreement and will pay us royalties equal to 5% of their Net Revenue, calculated and payable quarterly. Other Income, for purposes of our agreement with Lucy, is defined as total monies received less direct cost of materials, manufacturing, packaging and delivery expenses and less excise, sales or similar taxes. We are waiting for Lucy Pets to add manufacturing capacity that will allow for additional revenues.

On May 20, 2024, we entered into an asset purchase agreement with Point of Care Nano-Technology, LLC, or “Point”, the independent, third party company established by Dr. Guirguis on completion of the Spin Off Agreements (discussed above),    pursuant to which we agreed to acquire substantially all of the assets of Point for North America, consisting primarily of proprietary information and know-how for the developing and commercialization of kits to diagnose illnesses through the testing of human saliva, referred to as the “EZ Saliva” test kits, and cash in the amount of $101,400. We are currently selling EZ Saliva products to police departments, testing laboratories and private businesses to test for the presence of controlled substances.

Our Common Stock

Our common stock is currently quoted on the OTC Markets, Inc. Expert Market where quotations are restricted from public viewing, under the symbol “PCNT.” Currently our common stock is not eligible for proprietary broker-dealer quotations and the only quotes available, if any, reflect unsolicited customer orders. In order for broker-dealers to begin quoting our stock once again we will have to make our current information publicly available under SEC Rule 15c2-11, which we are in the process of doing. There can be no assurance that our common stock will be able to return to a full quotation status on the OTC and we cannot assure you that an active trading market in our common stock will ever develop. In the event that an active trading market commences, there can be no assurance as to the market price of our common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Executive Offices

Our principal executive office is located at 109 Ambersweet Way, Davenport FL, 33897 and our telephone number is (732) 723-7395.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this annual report, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment  .

We have a limited operational history.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of July 31, 2023 and July 31, 2022, we had minimal cash or cash equivalents and an accumulated deficit of $120,978,899 and $120,900,882, respectively. Our audited financial statements for the years ended July 31, 2023 and 2022 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete a business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We expect our business growth to be generated through the development of our EZ Saliva business . No assurances can be made that we will be successful in developing our EZ Saliva business.

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

Our Acquisition presents many risks, and we may not realize the financial and strategic goals we anticipate at the time of the Acquisition.

Our growth is dependent upon our ability to develop and successfully commercialize our acquired EZ Saliva business on a timely basis. Acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance our Acquisition will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

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

Our failure to manage growth effectively and successfully integrate our acquired assets due to these or other factors could have a material adverse effect on our future business, results of operations and financial condition. We expect that other companies in our industry will compete with us with products similar to our EZ Saliva test kits. Our competitors may have greater resources than we do to compete in this sector.

We will require substantial funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary capital, we may be unable to successfully implement our business plans.

We intend to expand our EZ Saliva business. We will require capital for operating expenses and capital expenditures.

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

If our EZ Saliva products are unable to compete effectively with marketed tests targeting similar indications as our EZ Saliva products,   our commercial opportunity will be reduced or eliminated.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any testing products that are more effective or are less expensive than our EZ Saliva products. These potential competitors compete with us in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We expect that our ability to compete effectively will depend upon our ability to:

·	successfully identify and develop key points of product differentiations from currently available tests;

·	successfully and rapidly complete trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

·	maintain a proprietary position for our products and manufacturing processes and other related product technology;

·	attract and retain key personnel;

·	develop relationships with law enforcement, forensic and hospital testing organizations to market and sell these products; and

·	build an adequate sales and marketing infrastructure for our product candidates.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, data, test effectiveness profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively and differentiate our products from other marketed tests, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our EZ Saliva products, the commercial opportunity for our products may be diminished.

We currently have no sales and marketing organization. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our EZ Saliva products in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our EZ Saliva products, we may not be able to successfully commercialize our EZ Saliva products which would negatively impact our ability to generate revenue.

Materials necessary to manufacture our EZ Saliva products   may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our EZ Saliva products.

We will rely on the third-party manufacturers of our EZ Saliva products to purchase from third-party suppliers the materials necessary to produce test kits for sales or future trials with commercial organizations and government organizations and we will rely on such manufacturers to purchase such materials to produce the finished products for any commercial distribution of our EZ Saliva products. Suppliers may not sell these materials to our manufacturers at the time they need them to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our future manufacturers are unable to obtain these materials for our test kits would be delayed, which may significantly impact our ability to generate revenue. If we or our future manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch or delivery of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

If we are unable to adequately protect or expand our intellectual property related to our current or future products, our business prospects could be harmed.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain trademark or patent protection, as the case may be, for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable trademarks or patents or are effectively maintained as trade secrets. The patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Therefore, any issued patents that we own or otherwise have intellectual property rights to may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate. The degree of future protection for our proprietary intellectual property rights is uncertain because issued patents and other legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

General Economic Risks

Our current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect our business objective and plan of operation. These conditions and other factors beyond our control include also, but are not limited to regulatory changes.

Risks Related to Our common stock

Our shares of common stock are traded from time to time on the OTC Markets, Inc. Expert Market.

Our common stock currently trades on the OTC Markets, Inc. Expert Market and is not currently eligible for proprietary broker-dealer quotations. Any quotes in our stock reflect unsolicited customer orders and are restricted from public viewing. In order for brokers to once again publish competing quotes and provide continuous market making in our stock, we will need to have our publicly available information reviewed by a broker-dealer under SEC rule 15c2-11 and approved by OTC Markets, Inc. There can be no assurance that we will be able to successfully complete this relisting process or that there will ever be a liquid trading market for our common stock. In the event that a liquid trading market commences, there can be no assurance as to the market price of our common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

Our President and CEO and our two majority stockholders are in a position to control all actions requiring stockholder vote.

After completion of the Acquisition, our two new stockholders and directors control a majority of our outstanding voting common stock. This ownership interest gives these stockholders controlling influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control. Additionally, we have no present intention to call for an annual meeting of stockholders to elect new directors. As a result, our current directors will continue in office for the indefinite future. If there is an annual meeting of stockholders for any reason, our management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of management’s controlling equity interest. Accordingly, our current board of directors and management will continue to exert control indefinitely.

Management has broad discretion in decision making.

Any person who invests in our common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective asset acquisition or business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of our management in connection with the selection of a prospective business opportunity. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

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

Management identified material weaknesses in our internal controls, and failure to remediate it or any future ineffectiveness of internal controls could have a material adverse effect on our business and the price of its common stock.

Our management determined that our disclosure controls and procedures and internal controls were ineffective as of July 31, 2023 and 2022 and if they continue to be ineffective could result in material misstatements in our financial statements.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remediate these deficiencies, such as providing additional training to our accounting staff in US GAAP. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

The material weaknesses and other matters impacting our internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of our financial statements may suffer due to our reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company, whether at the board of directors or management level, does not currently have any processes in place for assessing, identifying, and managing material risks from cybersecurity threats.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Markets, Inc. Expert Market where quotations are restricted from public viewing, under the symbol “PCNT.” Currently our common stock is not eligible for proprietary broker-dealer quotations and the only quotes available, if any, reflect unsolicited customer orders. In order for broker-dealers to begin quoting our stock once again we will have to make our current information publicly available under SEC Rule 15c2-11, which we are in the process of doing. There can be no assurance that our common stock will be able to return to a full quotation status on the OTC and we cannot assure you that an active trading market in our common stock will ever develop. In the event that an active trading market commences, there can be no assurance as to the market price of our common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Description of Our Common Stock

We are authorized to issue 100,000,000 shares, par value $0.0001 per share, of common stock, of which 72,690,621 shares were issued and outstanding as of October 29, 2024  . Holders of common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders. Shares of common stock do not carry cumulative voting rights and, therefore, holders of a majority of the outstanding shares of common stock will be able to elect the entire Board of Directors, and, if they do so, minority stockholders would not be able to elect any members to the Board of Directors. Our Board of Directors has authority, without action by the stockholders, to issue all or any portion of the authorized but unissued shares of common stock, which would reduce the percentage ownership of the stockholders and which may dilute the book value of the common stock. Stockholders have no pre-emptive rights to acquire additional shares of common stock. The common stock is not subject to redemption and carries no subscription or conversion rights. In the event of liquidation, the shares of common stock are entitled to share equally in corporate assets after satisfaction of all liabilities. The shares of common stock, when issued, will be fully paid and non-assessable.

Holders of common stock are entitled to receive dividends as our board of directors may from time to time declare out of funds legally available for the payment of dividends. We have not paid dividends on common stock and do not anticipate that we will pay dividends in the foreseeable future.

All shares of common stock now outstanding are duly authorized, fully paid and non-assessable.

Preferred Stock

We are authorized to issue up to 10,000,000 “blank check” shares of preferred stock, par value $0.0001 per share, with all designations, rights and privileges as our board of directors may decide, from time to time, without stockholder approval. As of October 29, 2024, the Company had no    shares of our preferred stock issued or outstanding.

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

In connection with the Acquisition, Mr. DeVito surrendered to the Company for cancellation, the Preferred Stock and received, in exchange, 5,000,000 shares of our common stock on May 21, 2024.

Transfer Agent

Our transfer agent is ClearTrust, LLC, located at 16540 Pointe Village Dr, Lutz Fla, telephone: (813) 235-4490.

Holders

As of October 29, 2024,   we had 46 record holders of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”).

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

On May 20, 2024, we entered into an asset purchase agreement with Point of Care Nano-Technology, LLC pursuant to which we agreed to acquire substantially all of the assets of Point for North America, consisting primarily of proprietary information and know-how for the developing and commercialization of kits to diagnose illnesses through the testing of human saliva, referred to as the “EZ Saliva” test kits, and cash in the amount of $101,400. We are currently selling EZ Saliva testing products to police departments, testing laboratories and private businesses to test for the presence of controlled substances.

Our plan of operation for the next 12 months is to build our EZ Saliva business through traditional direct sales and marketing efforts to police departments and lab test companies in North America.

Additionally, we can make no guarantees that we will be successful in achieving any of our new operational objectives.

Results of Operations

Fiscal Year ended July 31, 2023 compared to the Fiscal Year ended July 31, 2022

Revenues

For the years ended July 31, 2023, we generated $0 of revenue from product licenses as compared to $0 revenue of any kind for year ending July 31, 2022.

Cost of Goods Sold

For the years ended July 31, 2023 and July 31, 2022, we did not incur any cost of goods sold expenses from product licenses, maintenance, services or other expenses.

Operating Expenses

For the year ended July 31, 2023, we did not incur any operating expenses from product licenses, and for the year ending July 31, 2022, we incurred    $0 of operating expenses from product licenses. We incurred administrative expenses of $78,017 for the year ended July 31, 2023 and $73,515 for the year ended July 31, 2022.

Net Other Income (Expense)

For the years ended July 31, 2023 and July 31, 2022, we incurred net other income (expense) of -0- and ($615,000) respectively. In 2022 we received $100,000 of royalty income from Lucy Pets which was offset with $90,000 of other expense due to Cedoga. The remaining other expense was generated from a license impairment.

Liquidity & Capital Resources

At July 31, 2023, we had $498 in cash, compared to $3,198 at July 31, 2022. At July 31, 2023, our accumulated stockholders’ deficit was $120,978,899 compared to $120,900,882 at July 31, 2022. There is substantial doubt as to our ability to continue as a going concern.

We have had no net positive cash flow for the two years ended July 31, 2023 and 2022. In the future, our cash flow will depend on the timely and successful market entry of our expected strategic offerings and our ability to raise capital.

In 2022, we received into treasury 520,000 shares of common stock in connection with our settlement agreement with the previous   director. We are required to issue 300,000 shares of our common stock for acquiring a license agreement. In 2023 we cancelled the 520,000 shares received from a former Director    in accordance with our settlement agreement. In addition, we raised $20,000   from one investor and we issued him 150,000 shares of Common Stock on October 29, 2024..

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

Plan of Operations

During the remainder of our fiscal year ending July 31, 2024 and for the following 12 months, our plan of operation is to build our EZ Saliva business through traditional direct sales and marketing efforts to police departments and lab test companies in North America. We will need to seek external sources of capital for financing this business development. These sources may also provide the necessary funds to support our ongoing working capital needs. There can be no assurances, however, that we will be able to obtain additional funds or that such funds will be sufficient to permit us to successfully implement our intended business strategy. In the event we are not able to raise funds, our management will have to postpone the further development of our EZ Saliva product. Additionally, our management believes we will need to raise money to support our standard operations for the remainder of the current fiscal year ending July 31, 2024 and for the following 12 months.

Our cash balance as reported in our financial statements is not sufficient to fund our growth plan for any period of time. In order to fully implement our plan of operations for the next 12-month period, we will need to raise a significant amount of capital through future offerings. After the next 12-month period, we most likely will need to raise additional financing as well. The discussion below is based on the assumption that we will be able to raise significant capital in the remainder of our fiscal year ending July 31, 2024. We do not currently have any arrangements for any such financing and there can be no assurances that we will be able to raise the required capital on acceptable terms, if at all.

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

Additional Cash Requirements

In addition to business development expenses, we expect to incur additional administrative expenses during the next 12 months. We estimate that we will need the following amounts during the next 12 months to cover the indicated administrative expenses:

Category	Estimated Amount
Legal	50,000
Accounting	50,000
OTC Listing Fees	10,000
Travel	5,000
Miscellaneous	5,000
TOTAL	$120,000

This capital will be used to build out our corporate infrastructure, to provide for the payment of advisory and accounting services, legal, and anticipated relisting fees for the OTC Markets, Inc. However, there can be no assurance that we will qualify for relisting to the OTC Market. The table above does not include a line item for funds required to expend developing our EZ Saliva business. Any such funds will be in amounts in addition to those listed in the table.

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

Revenue Recognition

Effective August 1, 2018, the Company adopted ASC, Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective transition method as permissible for all contracts not yet completed as of August 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contracts) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

Intangible assets

Intangible asset are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measure at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with an indefinite useful life shall not be amortized until its useful life is determined to be longer than indefinite. An intangible asset subject to amortization shall be periodically reviewed for impairment   . We recorded an impairment of $625,000 on the Lucy Pets license on July 31, 2022 to reflect our internal analysis of future discounted cash flows. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, the more significant of which are as follows:

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

Nor applicable

Item 8. Financial Statements and Supplementary Data

Our audited financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-11 of this Annual Report on Form 10-K for the year ended July 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2023, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), Mr. Nicholas P. DeVito, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(iii)	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has evaluated the effectiveness of our ICFR as of July 31, 2022   and 2023. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241; Effective June 27, 2007).

Because of the material weaknesses described below, management concluded that our ICFR was not effective as of July 31, 2023:

●	Our lack of sufficient accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC.

●	Lack of segregation of duties of internal accounting and SEC reporting departments.

We plan to take measures to remediate these deficiencies, such as hiring additional qualified personnel and providing additional training to our accounting staff in US GAAP, once we have the necessary financial resources. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

The material weaknesses and other matters impacting our internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of our financial statements may suffer due to our reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its common stock.

Changes in Internal Control Over Financial Reporting (ICFR)

During the fourth quarter ended July 31, 2023, there were no changes in our ICFR that have materially affected, or are reasonably likely to materially affect, our ICFR.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

Subsequent Events:

On May 20, 2024, we entered into an asset purchase agreement with Point of Care Nano-Technology, LLC (“Point”), an unrelated company established by Dr. Guirguis as a result of the Spin Off Agreements, pursuant to which it agreed to acquire substantially all of the North American assets of Point, consisting primarily of proprietary information and know-how for the developing and commercialization of kits to diagnose illnesses through the testing of human saliva, referred to as the “EZ Saliva” test kits, and cash in the amount of $101,400.

In exchange for the Assets, we issued to Point and its designees 66,000,000 restricted shares of our common stock.

Upon the closing of the Acquisition, which effected a change of control of the Company, Dr. Raouf Guirguis, the controlling member of Point, became a director of the Company and Chief Scientific Officer. Dr. Guirguis also acquired, directly and indirectly, 34,596,800 of the Consideration Shares, or approximately 48.4% of the shares of our common stock outstanding after completion of the Acquisition. Mr. Nathan Keele, an associate of Dr. Guirguis and responsible for marketing efforts at Point, also was appointed to the board of directors of the Company. Mr. Keele will continue his marketing efforts at the Company. Mr. Keele acquired 18,903,200 of the Consideration Shares, or approximately 26.5% of the shares of our common stock outstanding after completion of the Acquisition.

Nicholas DeVito, our controlling stockholder prior to the Acquisition through the 1,000 shares of super-majority class A preferred stock of the Company that he held and through which he exercised eighty percent (80%) voting control over the Company, surrendered to us for cancellation the Preferred Stock and received, in exchange, 5,000,000 shares of our common stock. Mr. DeVito will retain his positions as Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company as well as his status as a member of our board of directors.

The shares of Company common stock being issued in connection with the Acquisition (as described above) were issued in accordance with a private placement exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and are considered “restricted securities.”

In connection with the Acquisition, the Company entered into a license agreement with Zeus Diagnostics, LLC, a Delaware limited liability company controlled by Dr. Guirguis, pursuant to which we acquired an exclusive, in perpetuity, license, with a right to sublicense, in the Territory (Canada, the United States and Mexico) to the “Zeus Know-How” which consists of all information related to the manufacture and commercialization of saliva tests derived from patents owned by Zeus. The Company paid Zeus a one-time, non-refundable up-front cash fee of $35,000 (which is creditable against other payments due) and will pay Zeus a royalty on “Net Sales” (as defined in the License Agreement) of Seven and One-Half Percent (7.5%) during each calendar quarter.

Following the closing of the Acquisition, our business has begun to focus on the EZ Saliva product commercialization activity previously carried on by Point.

On September 20, 2024, we issued 1,270,000 shares of our common stock to three investors and raised $30,000.

On May 30, 2024, we engaged and executed an agreement with Fruci & Associates II, PLLC as our new independent accountant for the fiscal years ended July 31, 2023 and 2022.

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

Name	Age	Position and Offices Held	Director Since
Nicholas DeVito	61	Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and Director	April 15, 2021
Dr. Raouf Guirguis	72	Chief Science Officer, Director	May 21, 2024
Mr. Nathan Keele	37	Director	May 21, 2024

Business Experience:

Nicholas P. DeVito. Mr. DeVito has 37 years of experience in finance, engineering and operations in a variety of industries including oil & gas, telecommunications, alternative energy, manufacturing and consumer products. He is currently serving as Senior Director of Accounts at Synchronoss Technologies where he has held that position since 2016. Mr. DeVito has served as Chief Executive Officer (2018) and Interim Chief Executive Officer (2019 to 2020)   of Marizyme, Inc. (OTCQB: MRZM). From May 7, 2018 until his resignation from this position on September 12, 2018, he served on the Marizyme board of directors as Chairman. From December 2009 to December 2013, he served as Chief Operating Officer of Xtreme Oil & Gas Inc. (OTC: XTOG), successfully reorganizing that company and completing the public filings to enable the company to begin public trading. Mr. DeVito has served as VP of Business Development for Tellium, Inc., now known as DZS Inc. (NASDAQ: ZHNE), a telecommunications equipment manufacturer that sold optical switching products and completed an IPO in 2001. Mr. DeVito has provided operations and sales consulting services to several public and private companies. He was employed at AT&T and Bell Laboratories from June 1985 to August 1998. He has a BSEE and MSEE from Columbia University and an MBA in Management from New York University. Mr. DeVito has not held any other public company director positions in the past five years.

Dr. Raouf Guirguis has been the Chairman and Chief Executive Officer of Lamina Equities Corporation since 2001. He currently serves as Director and Chief Science officer at Point of Care Nano Technology, Inc and managing member of Point and BioPharmatech, LLC, companies he controls. From 2005 to 2010, he was the President of Diplomatic Language Services, LLC. Since 2011, Dr. Guirguis has been the President of Converting Biophile Laboratories, LLC. His involvement with the companies ranged from the conception of the business plan to technology packaging, mergers and acquisitions, and business development.  Dr. Guirguis served as Pathology Fellow, National Cancer Institute, NIH (1984-1989) and was a Georgetown University Scholar (1985-1988). He holds an M.D. as well as an M.S., Studies in General Medical Practice, from the University of Alexandria, Egypt. He also holds an M.S. in Biomedical Engineering and a Ph.D. in Physiology and Biophysics from Georgetown University.

From February 2015 to April 2021, Dr. Guirguis had been the Chief Executive Officer and majority stockholder of the Company during which period the “Zeus Know-How” was owned by the Company. Following Dr. Guirguis’ departure in 2021, the Zeus Know-How was spun out to a new company wholly owned by Dr. Guirguis.

Mr. Nathan Keele has been the founder and CEO of Keele Medical since 2020.  He served as Regional Leader at US Health Advisors from 2018 to 2020, where he honed his skills in team building and leadership. His entrepreneurial journey continued as he co-founded a fully accredited clinical diagnostic laboratory, Vanguard Laboratories in 2021, serving as CEO there until 2023. Mr. Keele received his associate’s degree in Psychology from Utah Valley University, 2017.

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

Code of Conduct

We have not adopted a Code of Conduct.

Changes in Officers and Directors

Mr. DeVito was appointed the Chairman   of our board of directors on April 15, 2021 and Chief Executive Officer, President, Secretary and Treasurer on April 15, 2021. Dr. Raouf Guirguis and Mr. Nathan Keele were appointed to our board of directors on May 20, 2024 as part of the acquisition of the licenses for the EZ Saliva technologies.

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

Based solely on our review, our then sole officer and director failed to file his Section 16(a) forms on a timely basis in 2023.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as our principal executive officer or acting in similar capacity during the last completed fiscal year, regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

SUMMARY COMPENSATION TABLE

	Year Ended	Salary and Fees	Bonus	Total
Name and Principal Position	July 31,	($)	($)	($)
Nicholas P. DeVito --Chairman and CEO (1)	2022	-	-	-
	2023	-	-	-

(1)	Appointed as of April 15, 2021.

Outstanding Equity Awards at Fiscal Year-End

As of July 31, 2023, no stock, stock options, or other equity securities were awarded to our named executive officers.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements with our Executive Officers

Our sole executive officer, Nicholas DeVito, does not have a compensation agreement with us.

Compensation of Directors

None of our directors was compensated for services in 2022 or 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned as of October   29, 2024, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding voting common stock and our voting series A non-convertible preferred stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 419,601 shares of common stock of the Company issued and outstanding as of October 29 2024. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Common Stock
	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned (2)
Officers and Directors
Nicholas DeVito -Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary	5,000,000	6.9%
Dr. Raouf Guirguis – Director (3)	34,647,800	47.6%
Mr. Nathan Keele – Director	18,903,200	26.0%
All Officers and Directors as a group (1 persons)	58,551,000	80.5%

5% Stockholders
Loretta Guirguis 18 Lafayette Pl Woodmere, NY 11598	5,050,000	6.9%
Sandra J. DeLuzio (Guirguis) 4 Shoal Dr Corona Del Mar, Ca 92625	5,050,000	6.9%
Kyrollos Guirguis 7911 Westpark Dr Tysons Corner Va	5,050,000	6.9%
Arian Guirguis 18 Lafayette Pl Woodmere, NY 11598	5,050,000	6.9%

(1)	Unless otherwise indicated, the address of the named beneficial owner is c/o Point of Care Nano-Technology, Inc. 109 Ambersweet Way, Davenport, FL 33897.

(2)	Based on 72,690,621 shares of our common stock outstanding as of October 29, 2024.

(3)	Includes 5,050,000 shares of Common Stock held in the name of Loretta Guirguis, the wife of Dr. Raouf Guirguis and 7,096,800 shares of Common Stock held in the name of Point of Care Nano Technology, LLC, a private LLC managed by Dr. Guirguis.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

None, during the fiscal years ended July 31, 2022, and 2023.

Independent Directors

None

Item 14. Principal Accounting Fees and Services

Fruci & Associates II, PLLC is our independent public accountant who has audited our fiscal years ended July 31, 2022 and July 31, 2023. The aggregate fees billed for the two most recently completed fiscal years ended July 31, 2023   and July 31, 2022 for professional services rendered by Fruci were as follows:

	2022	2023
Audit Fees and Audit Related Fees	$7,470	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,470	$-

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation,	S-1	3.1	10/25/2010
3.2	Amendment to Articles of Incorporation, dated August 28, 2014.	8-K	3.1	10/30/2014
3.3	Amendment to Articles of Incorporation, dated March 31, 2015.	8-K	3.1	04/08/2015
3.4	Certificate of Amendment by Custodian dated July 1, 2020	10-12g	3.4	10/15/2021
3.5	Certificate of Designation of the Series A Non-Convertible Preferred Stock	10-12g	3.5	10/15/2021
3.6	Bylaws.	S-1	3.2	10/25/2010

10.1	License Assignment Agreement by and among Point of Care Nano-Technology, Inc., DRG Transfer, Inc. and Dr. Raouf Guirguis dated as of March 23, 2022	8-K	10.2	4/14/2022
10.2	Agreement of Conveyance Transfer and Assignment by and among Point of Care Nano-Technology, Inc., DRG Transfer, Inc. and Dr. Raouf Guirguis dated as of March 23, 2022	8-K	10.3	4/14/2022
10.3	Licensing and Distribution Agreement dated as of April 10, 2022 by and between Point of Care Nano-Technology, Inc. and Cedoga Consulting LLC	8-K	10.4	4/14/2022
10.4	Exclusive Representative and License Agreement between Duo Sciences Inc. and Lucy Pet Products Inc.	10-Q	10.1	6/14/2022
10.5	Asset Purchase Agreement dated May 20, 2024 by and between Point of Care Nano-Technology, Inc. and Point of Care Nano-Technology, LLC	8-K	10.1	5/20/24
10.6	License Agreement dated May 20, 2024 between Point of Care Nano-Technology, Inc. and Zeus Diagnostics, LLC	8-K	10.2	5/20/24
31.1/31.2	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1/32.2	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

Financial Pages Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Point of Care Nano-Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Point of Care Nano-Technology, Inc. (“the Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, statement of deficit, and cash flows for each of the years in the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had not yet achieved profitable operations and had accumulated losses. The Company will need to raise additional cash in order to fund ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
October 29, 2024

POINT OF CARE NANO-TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
For the Year Ended July 31, 2023 and July 31, 2022

	July 31, 2023	July 31, 2022 Restated (Note 1)
ASSETS
Current Assets
Cash	$498	$3,198
Prepaid Expenses	5,280	2,917
	5,778	6,115
Intangible Asset - License (Note 7)	118,865	123,466
Total Assets	$124,643	$129,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$141,414	$88,335

Total Liabilities	$141,414	$88,335

Commitments and Contingencies	-	-
Stockholders’ Deficit
Preferred Stock, par value $0.0001, (Note 5) 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, par value $0.0001, (Note 5) 100,000,000 shares authorized; 420,621 shares issued and outstanding (940,621 in 2022)	42	94
Unissued Common Stock	750,000	750,000
Share Subscriptions Received (Note 5)	20,000	-
Treasury Stock - 520,000 shares	-	(52)
Additional Paid-In Capital	120,192,085	120,192,085
Accumulated Deficit	(120,978,899)	(120,900,882)
Total Stockholders’ Deficit	(16,771)	41,246
Total Liabilities and Stockholders’ Deficit	$124,643	$129,581

See accompanying notes to the financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended July 31, 2023 and July 31, 2022

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	July 31, 2023	July 31, 2022
		Restated (Note 1)

Operating Expenses:
Professional Fees	$56,548	$51,800
Amortization Expense	4,601	1,534
General and Administrative Expense	16,868	20,180
Officer Compensation	-	1
Total Expenses:	$78,017	$73,515

Net Operating and Comprehensive Loss	$(78,017)	$(73,515)

Other Income:
Royalty Income	-	100,000
Total Other Income	$-	$100,000

Other Expenses:
Impairment Expense	-	625,000
Royalty Fee	-	90,000
Total Other Expense	$-	$715,000

Net Other Expense:	$-	$(615,000)

Net and Comprehensive Loss	$(78,017)	$(688,515)

Weighted average Net Loss per share, basic and diluted	$(0.10)	$(0.87)

Weighted average number of common shares outstanding	751,142	787,183

See accompanying notes to the financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF DEFICIT
For the Year Ended July 31, 2023 and July 31, 2022 (Restated, Note 1)

												Total
						Share Subscription	Unissued			Additional	Accumulated	Stockholders’
	Preferred Stock			Common Stock		Received	Common Stock	Treasury Stock		Paid-In Capital	Deficit	Deficit

		$			$	$	$		$	$	$	$

Balance, July 31, 2022	1,000	1		940,621	94	-	750,000	(520,000)	(52)	120,192,085	(120,900,882)	41,246
Share Subscription Received	-	-		-	-	10,000	-	-	-	-	-	10,000
Net Loss for the period	-	-		-	-	-	-	-	-	-	(28,071)	(28,071)
Balance, October 31, 2022	1,000	1		940,621	94	10,000	750,000	(520,000)	(52)	120,192,085	(120,928,953)	23,175
Share Subscription Received	-	-		-	-	10,000	-	-	-	-	-	10,000
Net Loss for the period	-	-		-	-	-	-	-	-	-	(13,154)	(13,154)
Balance, January 31, 2023	1,000	1		940,621	94	20,000	750,000	(520,000)	(52)	120,192,085	(120,942,107)	20,021
Share Cancellation	-	-		(520,000)	(52)	-	-	520,000	52	-	-	-
Net Loss for the period	-	-		-	-	-	-	-	-	-	(9,773)	(9,773)
Balance, April 30, 2023	1,000	1		420,621	42	20,000	750,000	-	-	120,192,085	(120,951,880)	10,248
Net Loss for the period	-	-		-	-	-	-	-	-	-	(27,019)	(27,019)
Balance, July 31, 2023	1,000	1		420,621	42	20,000	750,000	-	-	120,192,085	(120,978,899)	(16,771)

												Total
						Share Subscription	Unissued			Additional	Accumulated	Stockholders’
	Preferred Stock			Common Stock		Received	Common Stock	Treasury Stock		Paid-In Capital	Deficit	Deficit

		$			$	$	$		$	$	$	$
Balance, July 31, 2021	-		-	940,621	94	-	-	-	-	120,187,430	(120,212,367)	(24,843)
Shares Issued	1,000	1		-	-	-	-	-	-	-	-	1
Net Loss for the period	-	-		-	-	-	-	-	-	-	(42,255)	(42,255)
Balance, October 31, 2021	1,000	1		940,621	94	-	-	-	-	120,187,430	(120,254,622)	(67,097)
Net Loss for the period	-	-		-	-	-	-	-	-	-	(13,795)	(13,795)
Balance, January 31, 2022	1,000	1		940,621	94	-	-	-	-	120,187,430	(120,268,417)	(80,892)
Net Loss for the period	-	-		-	-	-	-	-	-	-	(5,837)	(5,837)
Balance, April 30, 2022	1,000	1		940,621	94	-	-	-	-	120,187,430	(120,274,254)	(86,729)
Settlement (Note 6)	-	-		-	-	-	-	(520,000)	(52)	4,655	-	4,603
Unissued Common Stock	-	-		-	-	-	750,000	-	-	-	-	750,000
Net Loss	-	-		-	-	-	-	-	-	-	(626,628)	(626,628)
Balance, July 31, 2022	1,000	1		940,621	94	-	750,000	(520,000)	(52)	120,192,085	(120,900,882)	41,246

See accompanying notes to the financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended July 31, 2023 and July 31, 2022

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	July 31,2023	July 31, 2022
		Restated (Note 1)

Cash Flows from Operating Activities:
Net Loss	$(78,017)	$(688,515)
Non Cash Expense:
Amortization	4,601	1,534
Impairment of License	-	625,000
Officer Compensation	-	1
Change in Working Capital Items:
Accounts payable and Accrued expenses	53,079	68,095
Prepaid expense	(2,363)	(2,917)
Net Cash Provided (Used) by Operating Activities	$(22,700)	$3,198

Cash Flows from Financing Activities:
Share Subscriptions Received	20,000	-
Net Cash Provided by Financing Activities	$20,000	$-

Change in cash for the period	(2,700)	3,198
Beginning Cash	3,198	-
Ending Cash	$498	$3,198

Supplemental disclosures of cash flow - cash paid for :
Interest	$-	$-
Income Tax	$-	$-
Unpaid license fees to be paid in common shares	$-	$750,000.00

See accompanying notes to the financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023 AND 2022

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

On February 26, 2015, our business model was related to using its license, under a certain license agreement (the “License Agreement”) from Lamina Equities Corporation, to first develop and then manufacture saliva-based medical diagnosis products. The Company was not successful and discontinued the majority of its operations by July 31, 2016. Beginning from August 2016, our plan, which it has since discontinued, was to provide business services and financing to emerging growth entities.

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

On December 12, 2022, the Company entered into an asset purchase agreement with Global Foods Group, LLC (“GFG”) and its principal shareholder pursuant to which it agreed to acquire substantially all of the assets of GFG, consisting of assets relating to the sugar substitute that GFG has been developing, Jaca®. In exchange for the Jaca related assets, the Company would issue to GFG and its designees 7,000,000 shares of our common stock. Upon the closing of this transaction, which would effect a change of control of the Company, Peter Ferrari, the principal of the controlling member of GFG, was to become the CEO and a director of the Company and Nicholas DeVito, the current CEO and controlling stockholder of the Company though the 1,000 shares of super-majority Class A Preferred Stock that he holds, was to retain his positions with the Company as Treasurer, Secretary and Chief Financial Officer and director, and he was to exchange his Class A Preferred shares for 2,000,000 shares of the common stock of the Company. On January 26, 2023, GFG terminated the asset purchase agreement in accordance with Section 3(e) of the agreement.

The Company’s July 31, 2022 financial statements have been restated to reflect changes to the valuation of the original Lucy Pet Products license. This original value is now based on the market prices of the shares at the time of the transaction and was impaired at year end 2022.  In addition, corrections to the par value of our common stock are now reflected in the financial statements. See the Table below for the adjustments.

Account	As Originally Filed	As Restated	Variance	Explanation
License	125,000.00	125,000.00	-	Original purchase of license value was increased by $750,000; restatement includes write off of ($125,000) license fee payable and subsequent ($625,000) impairment
License Fee Payable	125,000.00	-	125,000.00	Original purchase of license value was increased by $750,000; restatement includes write off of ($125,000) license fee payable and subsequent ($625,000) impairment
License Impairment	-	625,000.00	(625,000.00)	Original purchase of license value was increased by $750,000; restatement includes write off of ($125,000) license fee payable and subsequent ($625,000) impairment
Royalty Revenue	100,000.00	100,000.00	-	Reclassification from Operating Income to Other Income
Royalty Fees	90,000.00	90,000.00	-	Reclassification from Operating Expense to Other Expense
Common Stock to be issued	-	750,000.00	(750,000.00)	Common Stock due to be issued for increase in original purchase value of license of $750,000
Common Stock	940.00	94.00	846.00	Original par value was incorrect at .001/share; corrected at .0001/share
Treasury Stock	520.00	52.00	468.00	Original par value was incorrect at .001/share; corrected at .0001/share

The Company’s principal executive office location and mailing address is 109 Ambersweet Way, Davenport, FL 33897.

Note 2	CONTROL BY PRINCIPAL OWNERS

The directors and executive officers own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital stock of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger, or sale of our assets.

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

At July 31, 2023, the Company had not yet achieved profitable operations and had accumulated losses of $120,978,899 and had $498 cash on hand. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. These factors which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. No adjustments to the consolidated financial statements have been made as a result of this concern.

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

Revenue Recognition

Effective August 1, 2018, the Company adopted ASC, Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective transition method as permissible for all contracts not yet completed as of August 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contracts) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with our internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Note 5	COMMON and PREFERRED STOCK

The Company has authorized capital of 100,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value of $0.0001 per share, of which none have been designated as Series A Nonconvertible Preferred Stock (the “Series A Preferred Stock”). During the year ended July 31, 2023, the Company had the following transactions:

On June 8, 2022, the Company received approval from the Financial Industry Regulatory Authority to effect a 50:1 reverse split of our outstanding common stock. The split was reflected in the public markets on June 9, 2022 and has been given retroactive disclosure in the financial statements. Accordingly, all references to common shares in these financial statements reflect the reverse split.

On August 2, 2021, the Company issued 1,000 Series A Preferred Stock to Nicholas DeVito, our Chief Executive Officer as compensation. The Preferred Stock gives DeVito 80% control of the voting stock of the Company. Mr. DeVito surrendered his preferred shares in exchange for 5,000,000 shares of Company common stock on May 21, 2024.

On April 10, 2022, the Company entered into an agreement under which it agreed to issue 300,000 common shares in order to obtain a license to distribute product (See below). The Company has not yet issued those shares and the obligation to do so is recorded as a $750,000 unissued stock in equity.

On April 15, 2022, as part of the Settlement agreement (See below), the Company received into treasury 520,000 shares of common stock (26,000,000 pre reverse split shares).

On June 8, 2022, the Company received approval from the Financial Industry Regulatory Authority to effect a 50:1 reverse split of our outstanding common stock. The split was reflected in the public markets on June 9, 2022 and has been given retroactive disclosure in the financial statements. Accordingly, all references to common shares in these financial statements reflect the reverse split.

On August 24, 2022, the Company completed a financing with an investor for $20,000   in exchange for Units consisting of (i) one share of common stock, par value $0.0001   per share for $0.10 per share, (ii) one LOI option to purchase one share of common stock for $0.20 per share upon the Company signing a letter of intent with a third party and (iii) one Agreement option to purchase one share of common stock for $0.30 per share upon the Company signing an agreement with a third party.

There were no warrants or options outstanding as of July 31, 2023.

Note 6	SETTLEMENT AGREEMENT

On April 15, 2021, the Company formed a wholly owned subsidiary, DRG Transfer Inc. (“DRG”) and transferred all Company debts relating to the License Agreement business and the License Agreement to DRG to be split off to Dr. Guirguis in exchange for 520,000 shares    (26,000,000 shares pre reverse split) of our common stock held by Dr. Guirguis. This transaction closed on March 26, 2022 with Dr. Guirguis giving up and transferring to DRG all the rights, title and interest in the 520,000 shares and DRG contributing all of the legacy business debt and the License Agreement to DRG Transfer, Inc, a Nevada corporation, and transferring all of the outstanding capital stock in DRG Transfer, Inc. to Dr. Guirguis Outstanding debts of the Company that were generated while Mr. Guirguis operated the Company, measured as of April 15, 2021, consisted solely of unknown contingent liabilities (which could be identified or quantified at that time and which, to date, have been non-material or nil.

Note 7	LICENSE PURCHASED and INTANGIBLE ASSETS

On April 11, 2022, the Company, through its wholly owned subsidiary DSI, acquired an exclusive license to distribute in the USA, Canada and Mexico, certain intellectual property in animal nutrition and animal supplements from Cedoga Consulting, LLC. The Company receives 10% of all licensing fees due to Cedoga in exchange for 300,000 post reverse split shares of common stock of the Company. Under the terms of the agreement, the Company will pay royalties from sub-licensing on the following basis:

●	90% of net royalties for sale and initial payments up to $100,000,000 per calendar year.

●	95% of net royalties received for continuing sales above $100,000,000 per calendar year.

●	90% of any lump up-front payment sub-licensing fees.

●	Option to purchase 200,000 shares of our common stock when net sales exceed $100,000,000.

The license value has been based on the value of the common shares at the time of the transaction and originally valued at $750,000. After further financial projection analysis we recorded an impairment of $625,000 reducing the total value of the license to $125,000.

	As of July 31
	2023	2022
License	$125,000	$125,000
Accumulated amortization	6,135	1,534
Balance, end of year	$118,865	$123,466

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

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

As at July 31, 2023, no tax benefit has been recorded with respect to the net operating loss in the financial statements as the management of the Company believes that the realization of our net deferred tax assets would not be considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance. The Company has a net operating loss carryforward of approximately $1,813,968.

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the years ended July 31, 2023 and 2022 as follows:

Schedule of Income tax Reconciliation

	Year Ended July 31
	2023	2022
Net loss for the year	$(78,017)	$(688,515)
Statutory and effective tax rate	25.46%	25.46%

Expected income tax recovery	$(19,863)	$(688,515)
Tax benefit deferred	19,863	175,295
Income taxes recorded	$-	$-

	Year Ended July 31
	2023	2022
Tax losses carried forward	$1,814,000	$1,814,000
Statutory and effective tax rate	25.46%	25.46%

Deferred tax asset	$462,000	$462,000
Valuation allowance	(462,000)	(462,000)
Net deferred tax asset	$-	$-

Our income tax filings are subject to audit by various taxing authorities. Our open audit periods include from Inception (June 10, 2010) to the current tax year.

Note 10	SUBSEQUENT EVENTS

On May 20, 2024, Point of Care Nano-Technology, Inc. (the “Company”) entered into an asset purchase agreement (the “Agreement”) with Point of Care Nano-Technology, LLC (“Point”) pursuant to which it agreed to acquire (the “Acquisition”) substantially all of the assets of Point (the “Assets”), consisting primarily of proprietary information and know-how for the developing and commercialization of kits to diagnose illnesses through the testing of human saliva, referred to as the “EZ Saliva” test kits, and cash in the amount of $101,400.

In exchange for the Assets, the Company issued to Point and/or its designees 66,000,000 restricted shares of common stock (the “Consideration Shares”).

Upon the closing of the Acquisition, which effected a change of control of the Company, Dr. Raouf Guirguis, the controlling member of Point, became a director of the Company and Chief Scientific Officer. Dr. Guirguis also acquired, directly and indirectly, 34,647,800   of the Consideration Shares, or approximately 47.6% of the shares of common stock outstanding after completion of the Acquisition. Mr. Nathan Keele, an associate of Dr. Guirguis and responsible for marketing efforts at Point, also was appointed to the board of directors of the Company. Mr. Keele will continue his marketing efforts at the Company. Mr. Keele acquired 18,903,200 of the Consideration Shares, or approximately 26.5% of the shares of common stock outstanding after completion of the Acquisition.

Nicholas DeVito, the controlling stockholder of the Company prior to the Acquisition through the 1,000 shares of super-majority class A preferred stock (the “Preferred Stock”) of the Company that he held and through which he exercised eighty percent (80%) voting control over the Company, surrendered to the Company for cancellation the Preferred Stock and received, in exchange, 5,000,000 shares of common stock. Mr. DeVito will retain his positions as Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company as well as his status as a member of board of directors.

The shares of Company common stock being issued in connection with the Acquisition (as described above) were issued in accordance with a private placement exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and are considered “restricted securities.”

In connection with the Acquisition, the Company entered into a license agreement (the “License Agreement”) with Zeus Diagnostics, LLC (“Zeus”), a Delaware limited liability company controlled by Dr. Guirguis, pursuant to which the Company acquired an exclusive, in perpetuity, license, with a right to sublicense, in the Territory (Canada, the United States and Mexico) to the “Zeus Know-How” which consists of all information related to the manufacture and commercialization of saliva tests derived from patents owned by Zeus. The Company paid Zeus a one-time, non-refundable up-front cash fee of $35,000 (which is creditable against other payments due) and will pay Zeus a royalty on “Net Sales” (as defined in the License Agreement) of Seven and One-Half Percent (7.5%) during each calendar quarter.

Following the closing of the Acquisition, business will focus on the EZ Saliva product commercialization activity previously carried on by Point.

On October 2, 2024 the Company issued 1,270,000 shares of common stock to three investors and raised $30,000.00.

The description of the agreement discussed above does not purport to be complete and the reader should refer to the full text of the agreements attached hereto as exhibits.

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

By: /s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer and Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: October 29, 2024

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas DeVito	Chief Executive Officer, Chief	October 29, 2024
Nicholas DeVito	Financial Officer, President, Treasurer, Secretary and Director

/s/ Dr. Raouf Guirguis	Chief Science Officer, Director	October 29, 2024
Dr. Raouf Guirguis

/s/ Mr. Nathan Keele	Director	October 29, 2024
Mr. Nathan Keele