Form 10-K/A
period 2023-07-31
Point of Care Nano-Technology, Inc.
filed 2024-10-31
CIK 1504239

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Point of Care Nano-Technology, Inc. is filing this Amendment No. 1 to the Annual Report pursuant to Section 13 or 15(D) Form 10K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to reflect a new audit opinion that  did not include an emphasis paragraph related to restatement of July 31, 2022.

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

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the financial statements, the Company has restated its previously issued financial statements for the year ended July 31, 2022, to correct an error in the valuation of intangible assets. Our opinion on the financial statements as of July 31, 2022 is not modified with respect to this matter.

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

Date: October 31, 2024

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Nicholas DeVito	Chief Executive Officer, Chief	October 31, 2024
Nicholas DeVito	Financial Officer, President, Treasurer, Secretary and Director

/s/ Dr. Raouf Guirguis	Chief Science Officer, Director	October 31, 2024
Dr. Raouf Guirguis

/s/ Mr. Nathan Keele	Director	October 31, 2024
Mr. Nathan Keele