Form 10-Q
period 2023-10-31
Point of Care Nano-Technology, Inc.
filed 2024-12-03
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: October 31, 2023

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 72,790,621 as of December 3, 2024.

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Point of Care Nano-Technology, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors in the Company’s 10K filed with the Securities and Exchange Commission (“SEC”) on October 31, 2024.

ITEM 1. FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED BALANCE SHEETS

As of October 31, 2023 (Unaudited) and July 31, 2023 (Audited)

	October 31, 2023	July 31, 2023
ASSETS
Current Assets
Cash	$423	$498
Prepaid Expenses	3,840	5,280
	4,263	5,778
Intangible Asset - License (Note 7)	115,989	118,865
Total Assets	$120,252	$124,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$143,331	$141,414

Total Liabilities	143,331	141,414

Stockholders’ Deficit
Preferred Stock, par value $.0001, (Note 5) 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, par value $.0001, (Note 5) 100,000,000 shares authorized; 420,621 shares issued and outstanding in 2023	42	42
Unissued Common Stock	750,000	750,000
Share Subscriptions Received (Note 5)	20,000	20,000
Additional Paid-In Capital	120,192,085	120,192,085
Accumulated Deficit	(120,985,207)	(120,978,899)
Total Stockholders’ Deficit	(23,079)	(16,771)
Total Liabilities and Stockholders’ Deficit	$120,252	$124,643

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended October 31, 2023 and 2022

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2023	October 31, 2022
Operating Expenses:
Amortization Expense	2,876	1,150
Consulting Expense	—	20,000
General and Administrative Expense	1,665	3,722
Professional Fees	1,767	3,199
Total Expenses:	$6,308	$28,071

Net Operating and Comprehensive Loss	$(6,308)	$(28,071)

Weighted average Net Loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	751,142	940,621

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED STATEMENTS OF EQUITY

(Unaudited)

For the Three Months Ended October 31, 2023

											Total
					Share Subscription	Unissued			Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Received	Common Stock	Treasury Stock		Paid-In Capital	Deficit	Deficit
	#	$	#	$	$	$	#	$	$	$	$
Balance, October 31, 2022	1,000	$1	940,621	$94	$10,000	750,000	(520,000)	$(52)	120,192,085	(120,928,953)	23,175
Share Subscription Received	-	-	-	-	10,000	-	-	-	-	-	10,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	(13,154)	(13,154)
Balance, January 31, 2023	1,000	$1	940,621	$94	$20,000	750,000	(520,000)	$(52)	120,192,085	(120,942,107)	20,021
Share Cancellation	-	-	(520,000)	(52)	-	-	520,000	52	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	(9,773)	(9,773)
Balance, April 30, 2023	1,000	$1	420,621	$42	$20,000	750,000	-	$-	120,192,085	(120,951,880)	10,248
Net Loss for the period	-	-	-	-	-	-	-	-	-	(27,019)	(27,019)
Balance, July 31, 2023	1,000	1	420,621	42	20,000	750,000	-	-	120,192,085	(120,978,899)	(16,771)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(6,308)	(6,308)
Balance, October 31, 2023	1,000	1	420,621	42	20,000	750,000	-	-	120,192,085	(120,985,207)	(23,079)

For the Three Months Ended October 31, 2022

											Total
					Share Subscription	Unissued			Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Received	Common Stock	Treasury Stock		Paid-In Capital	Deficit	Deficit
	#	$	#	$	$	$	#	$	$	$	$
Balance, October 31, 2021	1,000	1	940,621	94	-	-	-	-	120,187,430	(120,254,622)	(67,097)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(13,795)	(13,795)
Balance, January 31, 2022	1,000	1	940,621	$94	-	-	-	-	120,187,430	(120,268,417)	(80,892)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(5,837)	(5,837)
Balance, April 30, 2022	1,000	1	940,621	94	-	-	-	-	120,187,430	(120,274,254)	(86,729)
Settlement (Note 6)	-	-	-	-	-	-	(520,000)	(52)	4,655	-	4,603
Unissued Common Stock	-	-	-	-	-	750,000	-	-	-	-	750,000
Net Loss	-	-	-	-	-	-	-	-	-	(626,628)	(626,628)
Balance, July 31, 2022	1,000	1	940,621	94	-	750,000	(520,000)	(52)	120,192,085	(120,900,882)	41,246
Share Subscription Received	-	-	-	-	10,000	-	-	-	-	-	10,000
Net Loss for the period	-	-	-	-	-	-	-	-	-	(28,071)	(28,071)
Balance, October 31, 2022	1,000	1	940,621	94	10,000	750,000	(520,000)	(52)	120,192,085	(120,928,953)	23,175

See accompanying notes to the interim financial statements.

 POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended October 31, 2023 and October 31, 2022

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	October 31, 2023	October 31, 2022
Cash Flows from Operating Activities:
Net Loss	$(6,308)	$(28,071)
Non Cash Expense:
Amortization	2,876	1,150
Change in Working Capital Items:
Accounts payable and Accrued expenses	1,917	17,822
Prepaid expense	1,440	1,750
Net Cash Used by Operating Activities	(75)	(7,349)

FINANCING ACTIVITIES
Share Subscriptions Received	-	10,000
Net cash provided by financing activities	-	10,000

Change in cash for the period	(75)	2,651
Beginning Cash	498	3,198
Ending Cash	$423	$5,849

Supplemental disclosures of cash flow - cash paid for :
Interest	$-	$-
Income Tax	$-	$-
Unpaid license fees to be paid in common shares	$-	$-

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2023

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

Also on April 15, 2021 the Company agreed to form a subsidiary and transfer all debts and the License Agreement back to Dr. Guirguis in exchange for 520,000 shares of Common Stock. On August 21, 2021, the Company formed the wholly owned subsidiary, DRG Transfer, Inc. This transaction closed on March 26, 2022.

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

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2023 the Company had not yet achieved profitable operations and had accumulated losses of $120,985,207 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2023 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2023 annual financial statements. Operating results for the three months ended October 31, 2023 are not necessarily indicative of the results that can be expected for the year ended July 31, 2024.

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

The Company has authorized capital of 100,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value of $0.0001 per share, of which none have been designated as Series A Nonconvertible Preferred Stock (the “Series A Preferred Stock”). There were no transactions for the 3 months ended October 31, 2023. During the year ended July 31, 2023, the Company had the following transactions:

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

There were no warrants or options outstanding as of October 31, 2023.

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

	October 31,	July 31,
	2023	2023
License	$125,000	$125,000
Accumulated amortization	9,011	6,135
Balance, end of year	$115,989	$118,865

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

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

On October 2, 2024 the Company issued 1,270,000 shares of common stock to three investors and raised $30,000.

On November 5, 2024, the Company issued 100,000 shares of common stock to one investor and raised $50,000.

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

On November 21, 2023, the Company changed transfer agents to ClearTrust, LLC from Sedona Equity Registrar & Transfer.

On February 28, 2023, the Company changed transfer agents to Sedona Equity Registrar & Transfer, Inc. from Vstock Transfer.

RESULTS OF OPERATIONS

Comparison of Three Months Ended October 31, 2023 and 2022

Revenues

Our total revenue was $0 for the three-month periods ended October 31, 2023 and 2022, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended October 31, 2023 and 2022, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended October 31, 2023, our operating expenses decreased to $6,308 from $28,071 for the three months ended October 31, 2022. The decrease was primarily due to decreased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended October 31, 2023 and 2022, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended October 31, 2023 and 2022, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $6,308 for the three months ended October 31, 2023, as compared to $28,071 for the three months ended October 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2023, we had $423 in cash, compared to $5,280 at July 31, 2022. At October 31, 2023, our accumulated deficit was $120,985,207 compared to $120,978,899 at July 31, 2023 . There is substantial doubt as to our ability to continue as a going concern.

The Company has had ($75) cash flow from operating activities and no cash flow from financing activities for the fiscal quarter ended October 31, 2023 and ($7,349) cash flow from operating activities and $10,000 cash flow from financing activities for the fiscal quarter ended October 31, 2022. In the future, the Company’s cash flow will depend on the timely and successful market entry of the Company’s expected strategic offerings, although we cannot guarantee that we will be successful in our strategic offering efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of October 31, 2023, our interim principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended October 31, 2023.

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

ITEM 1A. RISK FACTORS.

For a discussion of the risk factors affecting our business, see our annual report on Form 10-K, filed with the Securities and Exchange Commission on October 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended October 31, 2023, we did not conduct and unregistered sales of our securities or repurchase any of our common stock.

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
Date: December 3, 2024
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)