Form 10-Q/A
period 2023-10-31
Point of Care Nano-Technology, Inc.
filed 2024-12-05
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

531 US HWY 22 East, Suite 232 Whitehouse Station, NJ, 08889
(Address of principal executive offices) (Zip Code)

(732) 723-7395
(Registrant’s telephone number)

109 Ambersweet Way Davenport, FL 33897
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

1

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Form 10-Q quarterly report of Point of Care Nano-Technology, Inc. for the quarter ended October 31, 2023 is being filed solely to change the Company’s address of its principal executive offices as indicated on the cover page of this Amendment.

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

The Company’s principal executive office location and mailing address is 531 US HWY 22 EAST, Suite 232, Whitehouse Station, NJ 08889.

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
Date: December 5, 2024
	By:	/s/ Nicholas DeVito
Nicholas DeVito
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)