Form 10-Q
period 2024-04-30
Point of Care Nano-Technology, Inc.
filed 2024-12-23
CIK 1504239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: April 30, 2024

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
Not applicable.

The number of the registrant’s shares of common stock outstanding was 72,790,621 as of December 23, 2024.

POINT OF CARE NANO-TECHNOLOGY, INC.

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of April 30, 2024 (unaudited) and July 31, 2023	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 30, 2024 (unaudited) and the Three and Nine Months Ended April 30, 2023 (unaudited)	4
	Condensed Consolidated Statements of Changes in Statements of Equity for the Three and Nine Months Ended April 30, 2024 (unaudited) and the Three and Nine Months Ended April 30, 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2024 (unaudited) and the Three and Nine Months Ended April 30, 2023 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

SIGNATURES		17

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

ITEM 1. FINANCIAL STATEMENTS

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of April 30, 2024 (Unaudited) and July 31, 2023

	April 30, 2024	July 31, 2023
ASSETS
Current Assets
Cash	$12	$498
Prepaid Expenses	960	5,280
	972	5,778
Intangible Asset - License (Note 7)	110,237	118,865
Total Assets	$111,209	$124,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$145,951	$141,414
Total Liabilities	145,951	141,414

Stockholders’ Deficit
Preferred Stock, par value $.0001, (Note 5) 10,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, par value $.0001, (Note 5) 100,000,000 shares authorized; 420,621 shares issued and outstanding	42	42
Unissued Common Stock	750,000	750,000
Share Subscriptions Received (Note 5)	20,000	20,000
Additional Paid-In Capital	120,192,085	120,192,085
Accumulated Deficit	(120,996,870)	(120,978,899)
Total Stockholders’ Deficit	(34,742)	(16,771)
Total Liabilities and Stockholders’ Deficit	$111,209	$124,643

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended April 30, 2024 and 2023

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023

Operating Expenses:
Amortization Expense	$2,876	$1,150	$8,627	$3,451
General and Administrative Expense	1,964	6,456	6,926	13,813
Professional Fees	140	2,166	2,418	33,734
Total Expenses:	$4,979	$9,773	$17,971	$50,998

Net Loss	$(4,979)	$(9,773)	$(17,971)	$(50,998)

Weighted average Net Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	420,621	940,621	420,621	940,621

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED CONSOLIDATED CHANGES IN STATEMENTS OF EQUITY

(Unaudited)

For the Three and Nine-Month Period Ended April 30, 2024

					Share						Total
					Subscription	Unissued			Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Received	Common Stock	Treasury Stock		Paid-In Capital	Deficit	Deficit

	#	$	#	$	$	$	#	$	$	$	$
Balance, July 31, 2023	1,000	1	420,621	42	20,000	750,000	-	-	120,192,085	(120,978,899)	(16,771)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(6,308)	(6,308)
Balance, October 31, 2023	1,000	1	420,621	42	20,000	750,000	-	-	120,192,085	(120,985,207)	(23,079)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(6,684)	(6,684)
Balance, January 31, 2024	1,000	1	420,621	42	20,000	750,000	-	-	120,192,085	(120,991,891)	(29,763)
Net Loss for the period	-	-	-	-	-	-	-	-	-	(4,979)	(4,979)
Balance, April 30, 2024	1,000	1	420,621	42	20,000	750,000	-	-	120,192,085	(120,996,870)	(34,742)

For the Three and Nine-Month Period Ended April 30, 2023

					Share						Total
					Subscription	Unissued			Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Received	Common Stock	Treasury Stock		Paid-In Capital	Deficit	Deficit

	#	$	#	$	$	$	#	$	$	$	$
Balance, July 31, 2022	1,000	1	940,621	94	-	750,000	(520,000)	(52)	120,192,085	(120,900,882)	41,246
Share Subscription Received	-	-	-	-	10,000	-	-	-	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	(28,071)	(28,071)
Balance, October 31, 2022	1,000	1	940,621	94	10,000	750,000	(520,000)	(52)	120,192,085	(120,928,953)	23,175
Share Subscription Received	-	-	-	-	10,000	-	-	-	-	-	-
Net Loss for the period	-	-	-	-	-	-	-	-	-	(13,155)	(13,155)
Balance, January 31, 2023	1,000	1	940,621	94	20,000	750,000	(520,000)	(52)	120,192,085	(120,942,108)	20,020
Net Loss for the period	-	-	-	-	-	-	-	-	-	(9,773)	(9,773)
Balance, April 30, 2023	1,000	1	940,621	94	20,000	750,000	(520,000)	(52)	120,192,085	(120,951,880)	10,248

See accompanying notes to the interim financial statements.

POINT OF CARE NANO-TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended April 30, 2024 and April 30, 2023

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	April 30, 2024	April 30, 2023

Cash Flows from Operating Activities:
Net Loss	$(17,971)	$(50,998)
Non Cash Expense:
Amortization	8,627	3,451
Change in Working Capital Items:
Accounts payable and Accrued expenses	4,538	24,964
Prepaid expense	4,320	1,697
Net Cash Used by Operating Activities	(486)	(20,886)

FINANCING ACTIVITIES
Share Subscriptions Received	-	20,000
Net cash provided by financing activities	-	20,000

Change in cash for the period	(486)	(886)
Beginning Cash	498	3,198
Ending Cash	$12	$2,312

Supplemental disclosures of cash flow - cash paid for:
Interest	$-	$-
Income Tax	$-	$-

See accompanying notes to the interim financial statements.

Note 1	COMPANY AND BACKGROUND

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

The Company’s principal executive office location and mailing address is 531 US HWY 22 EAST, Suite 232, Whitehouse Station, NJ 08889.

These financial statements have been prepared in accordance with generally accepted principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2024, the Company had not yet achieved profitable operations and had accumulated losses of $120,996,870 since its inception, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

While the information presented in the accompanying interim three and nine month financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s July 31, 2023 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s July 31, 2023 annual financial statements. Operating results for the three and nine months ended April 30, 2024 are not necessarily indicative of the results that can be expected for the year ended July 31, 2024.

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

The Company has authorized capital of 100,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of “blank check” preferred stock, par value of $0.0001 per share, of which none have been designated as Series A Nonconvertible Preferred Stock (the “Series A Preferred Stock”). During the nine months ended April 30, 2024, the Company had no equity transactions. During the year ended July 31, 2023, the Company had the following transactions:

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

There were no warrants or options outstanding as of April 30, 2024.

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

	April 30, 2024	July 31, 2023
License	$125,000	$125,000
Accumulated amortization	14,763	6,135
Balance, end of year	$110,237	$118,865

Note 8	EXCLUSIVE SALES SUB-LICENSING AGREEMENT

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

On December 20, 2024, Nicholas DeVito resigned as Director and from all executive positions at the Company. The Board of Directors appointed Dr. Raouf Guirguis as Chief Executive Officer, and Chief Financial Officer.

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

Recent Activities

On May 30, 2024, we engaged and executed an agreement with Fruci & Associates II (“Fruci”), PLLC as our new independent accountant.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended April 30, 2024 and 2023

Revenues

Our total revenue was $0 for the three-month periods ended April 30, 2024 and 2023, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended April 30, 2024 and 2023, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the three months ended April 30, 2024, our operating expenses decreased to $4,979 from $9,773 for the three months ended April 30, 2023. The decrease was primarily due to decreased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the three-month periods ended April 30, 2024 and 2023, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the three-month period ended April 30, 2024 and 2023, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $4,979 for the three months ended April 30, 2024, as compared to a net loss of $9,773 for the three months ended April 30, 2023.

Comparison of Nine Months Ended April 30, 2024 and 2023

Revenues

Our total revenue was $0 for the three-month periods ended April 30, 2024 and 2023, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 for the three-month periods ended April 30, 2024 and 2023, respectively.

Operating Expenses (including Selling, General and Administrative Expenses)

For the nine months ended April 30, 2024, our operating expenses decreased to $17,971 from $50,998 for the nine months ended April 30, 2023. The decrease was primarily due to decreased consulting, legal, filing and investor expenses.

Net Other Income (Expense)

Our net other income (expenses) was $0 for the nine -month periods ended April 30, 2024 and 2023, respectively.

Income Tax Expense

Income tax expense was $0 and $0 for the nine-month period ended April 30, 2024 and 2023, respectively.

Net Loss

As a result of the foregoing factors, we had a net loss of $17,971 for the nine months ended April 30, 2024, as compared to a net loss of $50,998 for the nine months ended April 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2024, we had $12 in cash, compared to $498 at July 31, 2023. At April 30, 2024, our accumulated deficit was $120,996,870 compared to $120,978,899 at July 31, 2023. There is substantial doubt as to our ability to continue as a going concern.

The Company has had minimal cash flow for the fiscal quarters ended April 30, 2024 and 2023. In the future, the Company’s cash flow will depend on the timely and successful market entry of the Company’s expected strategic offerings, although we cannot guarantee that we will be successful in our strategic offering efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officer, Nicholas DeVito, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of April 30, 2024, our interim principal executive and financial officer identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our interim principal executive and financial officer, Nicholas DeVito, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our acting principal executive and financial officer concluded there were no such changes during the quarter ended April 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended April 30, 2024, we did not conduct any unregistered sales of our securities or repurchase any of our common stock.

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

POINT OF CARE NANO-TECHNOLOGY, INC.
(Registrant)
Date: December 23, 2024
	By:	/s/ Raouf Guirguis
Raouf Guirguis
Chief Executive Officer (Principal Executive and Financial and Accounting Officer)